Form 10-Q
period 2025-03-29
ADVANCED MICRO DEVICES INC
filed 2025-05-07
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 1, 2025: 1,621,404,195

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions, except per share amounts)
Net revenue	$7,438	$5,473
Cost of sales	3,451	2,683
Amortization of acquisition-related intangibles	251	230
Total cost of sales	3,702	2,913
Gross profit	3,736	2,560

Research and development	1,728	1,525
Marketing, general and administrative	886	607
Amortization of acquisition-related intangibles	316	392
Total operating expenses	2,930	2,524
Operating income	806	36

Interest expense	(20)	(25)
Other income (expense), net	39	53
Income before income taxes and equity income	825	64

Income tax provision (benefit)	123	(52)
Equity income in investee	7	7
Net income	$709	$123

Earnings per share
Basic	$0.44	$0.08
Diluted	$0.44	$0.07
Shares used in per share calculation
Basic	1,620	1,617
Diluted	1,626	1,639
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Net income	$709	$123
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on cash flow hedges	29	(18)
Total comprehensive income	$738	$105
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 29, 2025	December 28, 2024
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,049	$3,787
Short-term investments	1,261	1,345
Accounts receivable, net	5,443	6,192
Inventories	6,416	5,734
Prepaid expenses and other current assets	2,426	1,991
Total current assets	21,595	19,049
Property and equipment, net	1,921	1,802
Goodwill	24,839	24,839
Acquisition-related intangibles, net	18,363	18,930
Deferred tax assets	845	688
Other non-current assets	3,987	3,918
Total assets	$71,550	$69,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,206	$2,466
Accrued liabilities	3,876	4,260
Short-term borrowings	947	—
Other current liabilities	674	555
Total current liabilities	7,703	7,281
Long-term debt	3,217	1,721
Long-term operating lease liabilities	567	491
Deferred tax liabilities	343	349
Other long-term liabilities	1,839	1,816
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 2,250; shares issued: 1,681 and 1,680; shares outstanding: 1,616 and 1,622	17	17
Additional paid-in capital	61,730	61,362
Treasury stock, at cost (shares held: 65 and 58)	(6,899)	(6,106)
Retained earnings	3,073	2,364
Accumulated other comprehensive loss	(40)	(69)
Total stockholders’ equity	57,881	57,568
Total liabilities and stockholders’ equity	$71,550	$69,226

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Cash flows from operating activities:
Net income	$709	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	162
Amortization of acquisition-related intangibles	567	622
Stock-based compensation	364	371
Deferred income taxes	(167)	(66)
Inventory loss at contract manufacturer	—	65
Other	39	4
Changes in operating assets and liabilities:
Accounts receivable, net	748	913
Inventories	(682)	(368)
Prepaid expenses and current assets	(237)	(919)
Accounts payable	(289)	(561)
Accrued and other liabilities	(288)	175
Net cash provided by operating activities	939	521
Cash flows from investing activities:
Purchases of property and equipment	(212)	(142)
Purchases of short-term investments	(304)	(433)
Proceeds from maturity of short-term investments	365	441
Proceeds from sale of short-term investments	33	2
Purchases of strategic investments	(239)	(4)
Other	—	1
Net cash used in investing activities	(357)	(135)
Cash flows from financing activities:
Proceeds from long-term debt issuance, net of issuance costs	1,494	—
Proceeds from commercial paper issuance, net of discount	947	—
Proceeds from sales of common stock through employee equity plans	4	5
Repurchases of common stock	(749)	(4)
Stock repurchases for tax withholding on employee equity plans	(30)	(129)
Other	—	(1)
Net cash provided by (used in) financing activities	1,666	(129)
Net increase in cash, cash equivalents and restricted cash	2,248	257
Cash, cash equivalents and restricted cash at beginning of period	3,811	3,933
Cash, cash equivalents and restricted cash at end of period	$6,059	$4,190

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$128	$87
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$147	$102
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,049	$4,190
Restricted cash included in Prepaid expenses and other current assets	10	$—
Total cash, cash equivalents and restricted cash	$6,059	$4,190

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$17	$17
Balance, end of period	$17	$17
Additional paid-in capital
Balance, beginning of period	$61,362	$59,676
Common stock issued under employee equity plans	4	6
Stock-based compensation	364	371
Balance, end of period	$61,730	$60,053
Treasury stock
Balance, beginning of period	$(6,106)	$(4,514)
Repurchases of common stock	(756)	(4)
Common stock repurchases for tax withholding on employee equity plans	(37)	(172)
Balance, end of period	$(6,899)	$(4,690)

Retained earnings:
Balance, beginning of period	$2,364	$723
Net income	709	123
Balance, end of period	$3,073	$846

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(69)	$(10)
Other comprehensive income (loss)	29	(18)
Balance, end of period	$(40)	$(28)

Total stockholders' equity	$57,881	$56,198
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include Artificial Intelligence (AI) accelerators, microprocessors (CPUs) for servers and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), System on Modules (SOMs), Smart Network Interface Cards (SmartNICs), and Adaptive SoC products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three months ended March 29, 2025 shown in this report are not necessarily indicative of results to be expected for the full year ending December 27, 2025 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024. Certain amounts from fiscal year 2024 have been reclassified to conform to current period presentation. These include the presentation of Payables to related parties within Accounts payable, Operating lease right-of-use assets and Investment: equity method within Other non-current assets, and Receivables from related parties within Prepaid expenses and other current assets.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three months ended March 29, 2025 and March 30, 2024 each consisted of 13 weeks.
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
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
NOTE 3 – Supplemental Financial Statement Information

Inventories	March 29, 2025	December 28, 2024
	(In millions)
Raw materials	$560	$351
Work in process	4,498	4,289
Finished goods	1,358	1,094
Total inventories	$6,416	$5,734

Prepaid Expenses and Other Current Assets	March 29, 2025	December 28, 2024
	(In millions)
Unbilled receivables	$843	$628
Other	1,583	1,363
Total prepaid expenses and other current assets	$2,426	$1,991

Property and Equipment, net	March 29, 2025	December 28, 2024
	(In millions)
Land, building and leasehold improvements	$881	$853
Equipment	2,864	2,798
Construction in progress	445	324
Property and equipment, gross	4,190	3,975
Accumulated depreciation	(2,269)	(2,173)
Total property and equipment, net	$1,921	$1,802

Accrued Liabilities	March 29, 2025	December 28, 2024
	(In millions)
Customer-related liabilities	$1,282	$1,349
Accrued marketing programs	1,000	1,063
Accrued compensation and benefits	872	1,174
Other accrued expenses and liabilities	722	674
Total accrued liabilities	$3,876	$4,260
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied or partially unsatisfied include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of March 29, 2025, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $74 million, of which $56 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 9% and 16% of the Company’s revenue for the three months ended March 29, 2025 and March 30, 2024, respectively.
NOTE 4 – Segment Reporting
Management, including the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue, cost of sales and operating expenses, and operating income (loss). These performance measures include the allocation of expenses to the reportable segments based on management’s judgment. The CODM is regularly provided segment operating income to assess relative segment performance.

Beginning with the fiscal year ending December 27, 2025, the Company changed its segment structure, combining the Client and Gaming segments into one reportable segment to align with how the Company manages its business. All prior period segment data were retrospectively adjusted. The Company’s three reportable segments are:
•the Data Center segment, which primarily includes Artificial Intelligence (AI) accelerators, microprocessors (CPUs) for servers, graphics processing units (GPUs), accelerated processing units (APUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), Smart Network Interface Cards (SmartNICs) and Adaptive System-on-Chip (SoC) products for data centers;
•the Client and Gaming segment, which primarily includes CPUs, APUs, chipsets for desktops and notebooks, discrete GPUs, and semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs, GPUs, APUs, FPGAs, System on Modules (SOMs), and Adaptive SoC products.
From time to time, the Company may also sell or license portions of its IP portfolio.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense, acquisition-related and other costs, inventory loss at contract manufacturer, and restructuring charges. Acquisition-related and other costs primarily include certain compensation charges and transaction costs.

The following table provides a summary of net revenue, cost of sales and operating expenses, and operating income (loss) by segment. Segment cost of sales and operating expenses primarily include materials, external manufacturing, labor and marketing and advertising costs, and exclude expenses and credits that are recorded within the All Other category. Each of the Client and Gaming businesses do not qualify as a reportable operating segment, however, the Company continues to separately disclose revenue for each business.

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Net revenue:
Data Center	$3,674	$2,337
Client and Gaming
Client	$2,294	$1,368
Gaming	647	922
Total Client and Gaming	2,941	2,290
Embedded	823	846
Total net revenue	$7,438	$5,473

Cost of sales and operating expenses:
Data Center	$2,742	$1,796
Client and Gaming	2,445	2,053
Embedded	495	504
All other	950	1,084
Total cost of sales and operating expenses	$6,632	$5,437

Operating income (loss):
Data Center	$932	$541
Client and Gaming	496	237
Embedded	328	342
All other (1)	(950)	(1,084)
Total operating income	$806	$36

(1)
For the three months ended March 29, 2025, all other operating losses primarily included $567 million of amortization of acquisition-related intangibles, and $364 million of stock-based compensation expense.

For the three months ended March 30, 2024, all other operating losses primarily included $622 million of amortization of acquisition-related intangibles, $371 million of stock-based compensation expense, and $65 million of inventory loss at a contract manufacturer.

NOTE 5 – Goodwill and Acquisition-related Intangibles, net
Goodwill
In the first quarter of fiscal year 2025, the Company assigned goodwill to its updated reporting units to reflect the change in its segment reporting structure. The Company performed a goodwill impairment test immediately prior to and after the segment change and determined that no indicators of impairment to goodwill existed. The carrying amount of goodwill was reassigned as follows:

			Before segment change		After segment change
(in millions)	Data Center	Embedded	Client	Gaming	Client and Gaming	Total
December 28, 2024	$3,403	$21,072	$126	$238	$—	$24,839
Reassignment due to segment change	—	—	(126)	(238)	364	—
March 29, 2025	$3,403	$21,072	$—	$—	$364	$24,839
Acquisition-related Intangibles, net
The following table summarizes Acquisition-related Intangibles Assets:

	March 29, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,408	$(2,779)	$10,629	$13,408	$(2,529)	$10,879
Customer relationships	12,324	(5,420)	6,904	12,324	(5,124)	7,200
Product trademarks	914	(246)	668	914	(225)	689
Acquisition-related intangible assets subject to amortization	26,646	(8,445)	18,201	26,646	(7,878)	18,768
In-process research and development (IPR&D) not subject to amortization	162	—	162	162	—	162
Total acquisition-related intangible assets, net	$26,808	$(8,445)	$18,363	$26,808	$(7,878)	$18,930
Acquisition-related intangible amortization expense was $567 million and $622 million for the three months ended March 29, 2025 and March 30, 2024, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of March 29, 2025, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2025	$1,659
2026	2,111
2027	1,993
2028	1,885
2029	1,659
2030 and thereafter	8,894
Total	$18,201

NOTE 6 – Related Party — Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. The carrying value of the Company’s investment in ATMP JV was $157 million and $149 million as of March 29, 2025 and December 28, 2024, respectively, and is recorded within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.
The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company’s purchases from the ATMP JV during the three months ended March 29, 2025 and March 30, 2024 were $497 million and $450 million, respectively. As of March 29, 2025 and December 28, 2024, the amounts payable to the ATMP JV were $434 million and $476 million, respectively, and are included in Accounts payable on the Condensed Consolidated Balance Sheets.
On October 9, 2024, the Company entered into a one-year term loan agreement with one of the ATMP JVs for $100 million to provide funds for the ATMP JV’s general corporate purposes. The loan bears interest, payable quarterly, at the three months term Secured Overnight Financing Rate (SOFR) plus 50 basis points. The loan receivable is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.
During each of the three months ended March 29, 2025 and March 30, 2024, the Company recorded income related to the ATMP JV of $7 million in Equity income in investee on its Condensed Consolidated Statements of Operations.
NOTE 7 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s debt as of March 29, 2025 and December 28, 2024 consisted of the following:

	March 29, 2025	December 28, 2024
	(In millions)
4.212% Senior Notes Due 2026 (4.212% Notes)	$875	$—
4.319% Senior Notes Due 2028 (4.319% Notes)	625	—
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	3,250	1,750
Unamortized debt discount and issuance costs	(33)	(29)
Total long-term debt (net)	$3,217	$1,721
4.212% Senior Notes Due 2026 and 4.319% Senior Notes Due 2028
On March 24, 2025, the Company issued 4.212% Notes and 4.319% Notes in aggregate principal amount of $1.5 billion. The 4.212% Notes and the 4.319% Notes are general unsecured senior obligations of the Company. The interest is payable semi-annually on March 24 and September 24 of each year, commencing on September 24, 2025.

The Company may redeem some or all of the 4.212% Notes prior to September 24, 2026 at a price equal to the greater of the present value of the principal amount and future interest through the maturity of the 4.212% Notes or 100% of the principal amount plus accrued and unpaid interest. The Company may redeem some or all of the 4.319% Notes prior to February 24, 2028, one month prior to the maturity date of the 4.319% Notes (4.319% Notes Par Call Date), at a price equal to the greater of the present value of the principal amount and future interest through the 4.319% Notes Par Call Date or 100% of the principal amount plus accrued and unpaid interest. On or after February 24, 2028, the Company may also redeem some or all of the 4.319% Notes at 100% of the principal amount plus accrued and unpaid interest.
Holders of the 4.212% Notes and the 4.319% Notes have the right to require the Company to repurchase all or a portion of the 4.212% Notes or 4.319% Notes in the event that the Company undergoes a change of control, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default may result in the acceleration of the maturity of the 4.212% Notes and 4.319% Notes.
2.375% Senior Notes Due 2030, 3.924% Senior Notes Due 2032 and 4.393% Senior Notes Due 2052
The 2.375% Notes, 3.924% Notes and 4.393% Notes are general unsecured senior obligations of the Company with semi-annual fixed interest payments due on June 1 and December 1.
As of March 29, 2025, the Company was in compliance with the covenants associated with its debt.
Revolving Credit Facility
The Company has $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. During the three months ended March 29, 2025, the Company did not borrow under the revolving credit facility and as of March 29, 2025 and December 28, 2024, the Company had no outstanding borrowings under the revolving credit facility. As of March 29, 2025, the Company was in compliance with the covenants under the revolving credit facility.
Commercial Paper Program
The Company has a commercial paper program under which it can issue unsecured commercial paper notes up to a principal amount of $3.0 billion at any time with maturities of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance. During the three months ended March 29, 2025, the Company issued $950 million in aggregate principal amount of commercial paper, which was outstanding as of March 29, 2025. The outstanding commercial paper have a weighted-average interest rate of 4.35% with maturities of up to 60 days. As of December 28, 2024, the Company had no commercial paper outstanding. Outstanding commercial paper is reported within Short-term borrowings in the Condensed Consolidated Balance Sheets.

NOTE 8 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	March 29, 2025				December 28, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$3,387	$—	$—	$3,387	$1,496	$—	$—	$1,496
Corporate debt securities	—	1,150	—	1,150	—	806	—	806
U.S. government and agency securities	452	—	—	452	130	—	—	130
Non-U.S. government and agency securities	—	85	—	85	—	116	—	116
Time deposits and certificates of deposits	—	91	—	91	—	107	—	107
Short-term investments
Corporate debt securities	—	778	—	778	—	814	—	814
Time deposits and certificates of deposits	—	10	—	10	—	10	—	10
Asset-backed and mortgage-backed securities	—	26	—	26	—	28	—	28
U.S. government and agency securities	313	84	—	397	332	82	—	414
Non-U.S. government and agency securities	—	50	—	50	—	79	—	79
Other non-current assets
Time deposits and certificates of deposits	—	—	—	—	—	1	—	1
Deferred compensation plan and other investments	192	—	65	257	197	—	25	222
Total assets measured at fair value	$4,344	$2,274	$65	$6,683	$2,155	$2,043	$25	$4,223
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	March 29, 2025				December 28, 2024
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$28	$—	$(2)	$26	$30	$—	$(2)	$28
Corporate debt securities	1,927	1	—	1,928	1,621	—	(1)	1,620
Money market funds	3,387	—	—	3,387	1,496	—	—	1,496
Time deposits and certificates of deposits	102	—	—	102	117	—	—	117
U.S. government and agency securities	848	1	—	849	544	—	—	544
Non-U.S. government and agency securities	134	—	—	134	195	—	—	195
	$6,426	$2	$(2)	$6,426	$4,003	$—	$(3)	$4,000
As of March 29, 2025 and December 28, 2024, the Company did not have material available-for-sale debt securities which have been in a continuous unrealized loss position of more than twelve months.

The contractual maturities of investments classified as available-for-sale are as follows:

	March 29, 2025		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$2,606	$2,607	$2,073	$2,073
Due in 1 year through 5 years	407	408	406	405
Due in 5 years and later	26	24	27	26
	$3,039	$3,039	$2,506	$2,504
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	March 29, 2025		December 28, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Long-term debt	3,217	3,080	1,721	1,543
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable, commercial paper and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of March 29, 2025 and December 28, 2024, the Company had non-marketable securities in privately-held companies of $650 million and $468 million, respectively, which are recorded at estimated fair value based on Level 3 inputs and within Other non-current assets in the Condensed Consolidated Balance Sheets.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of March 29, 2025 and December 28, 2024, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.1 billion and $2.2 billion, respectively. The fair value of these contracts as of March 29, 2025 is recorded within Prepaid expenses and other current assets, Accrued liabilities, and Other long-term liabilities of $7 million, $37 million and $4 million, respectively. The fair value of these contracts as of December 28, 2024 is recorded within Prepaid expenses and other current assets, Accrued liabilities, and Other long-term liabilities of $6 million, $60 million and $11 million, respectively.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of March 29, 2025 and December 28, 2024, the notional value of these outstanding contracts was $868 million and $642 million, respectively. The fair value of these contracts was not material as of March 29, 2025 and December 28, 2024.

NOTE 9 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions, except per share amounts)
Numerator
Net income for basic earnings per share	$709	$123
Denominator
Basic weighted average shares	1,620	1,617
Potentially dilutive shares from employee equity plans	6	22
Diluted weighted average shares	1,626	1,639
Earnings per share:
Basic	$0.44	$0.08
Diluted	$0.44	$0.07
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented.
NOTE 10 – Common Stock and Stock-based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Balance, beginning of period	1,622	1,616
Common stock issued under employee equity plans	1	3
Common stock repurchases for tax withholding on equity awards	—	(1)
Repurchases of common stock	(7)	—
Balance, end of period	1,616	1,618
Stock Repurchase Program
The Company has an approved stock repurchase program authorizing repurchases of up to $12 billion of the Company’s common stock (Repurchase Program). During the three months ended March 29, 2025, the Company repurchased 7 million shares of its common stock under the Repurchase Program for $749 million. As of March 29, 2025, $3.9 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.

Stock-based Compensation
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Cost of sales	$5	$6
Research and development	282	279
Marketing, general and administrative	77	86
Total	$364	$371
NOTE 11 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.
For the three months ended March 29, 2025, the Company recorded an income tax provision of $123 million representing an effective tax rate of 14.8%. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings.
For the three months ended March 30, 2024, the Company recorded an income tax benefit of $52 million representing an effective tax rate of (73.2)%. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to the income tax benefit from FDII and R&D tax credits, partially offset by the tax rate detriment from foreign earnings. In addition, the tax benefit reflected discrete income tax benefits of $61 million, primarily related to tax effects of stock-based compensation.
As of both March 29, 2025 and December 28, 2024, the Company had long-term income tax liabilities related to unrecognized tax benefits of $1.4 billion recorded under Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.
NOTE 12 – Commitments and Contingencies
Commitments
The Company’s purchase commitments primarily include obligations to purchase wafers and substrates from third parties, and obligations for future payments related to: multi-year cloud service provider, software, technology and IP license agreements. These purchase obligations were made under noncancellable purchase orders and contractual obligations requiring minimum purchases for which cancellation would lead to significant penalties.
Total future unconditional purchase commitments as of March 29, 2025 were as follows:

Fiscal Year	(In millions)
Remainder of 2025	$5,605
2026	884
2027	651
2028	647
2029	426
2030 and thereafter	35
Total unconditional purchase commitments	$8,248
On an ongoing basis, the Company works with suppliers and partners on timing of payments and deliveries of purchase commitments, taking into account business conditions.

Contingencies
During the quarterly period ended March 29, 2025, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE 13 – Restructuring Charges
In the fourth quarter of 2024, the Company implemented a restructuring plan (the 2024 Restructuring Plan) which reduced the global workforce by approximately 4% of headcount. Actions associated with the 2024 Restructuring Plan were substantially completed in the first quarter of fiscal year 2025. The 2024 Restructuring Plan charges to date were $186 million, of which $113 million was related to employee severance and benefits and $73 million was related to asset impairment. During the quarter ended March 29, 2025, the Company made $75 million of severance payments and had no charges or adjustments to period expense under the 2024 Restructuring Plan. As of March 29, 2025 and December 28, 2024, restructuring plan liabilities of $14 million and $89 million, respectively, were recorded within Accrued liabilities in the Condensed Consolidated Balance Sheets.
NOTE 14 – Subsequent Events
Acquisition of ZT Systems
On March 31, 2025, the Company completed the acquisition of ZT Group Int’l Inc. (ZT Systems) to help accelerate the end-to-end design and deployment of AMD-powered AI infrastructure at scale for the cloud. At the close of the acquisition, the Company paid $3.375 billion in cash, subject to certain purchase price adjustments, and issued 8,335,849 shares of the Company’s common stock. To the extent certain conditions are met, the Company will pay an additional $300 million in cash and issue up to 740,961 shares of the Company’s common stock. The Company is actively seeking a strategic partner to acquire ZT Systems' manufacturing business.
Export Restrictions
On April 15, 2025, the Company completed its initial assessment of a new license requirement implemented by the U.S. government for the export of certain semiconductor products to China (including Hong Kong and Macau) and D:5 countries, or to companies headquartered or with an ultimate parent in such countries (the Export Control). The Export Control applies to the Company’s MI308 products. The Company expects to apply for licenses but there is no assurance that licenses will be granted. The Company expects that the Export Control may result in charges of approximately $800 million in inventory and related reserves.
Tax Matters
The Company previously submitted claims to the Internal Revenue Service (IRS) seeking reasonable cause relief related to dual consolidated losses. On April 17, 2025, the IRS approved the Company’s request for relief. The relief, as approved, is estimated to favorably impact the Company’s tax provision in fiscal year 2025 by approximately $900 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; the expectation that international sales will continue to be a significant portion of total sales in the foreseeable future; the expectation that AMD’s cash, cash equivalents and short-term investment balances, together with the availability under that certain revolving credit facility made available to AMD and certain of its subsidiaries, our commercial paper program, and our cash flows from operations will be sufficient to fund AMD’s operations including capital expenditures, purchase commitments and strategic activities over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; the expectation that revenue allocated to remaining performance obligations that are unsatisfied will be recognized in the next 12 months and that a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as AI; AMD’s ability to achieve its corporate responsibility initiatives; expected future AI trends and developments; the expected benefits of AMD’s acquisition of ZT Group Int’l, Inc. (ZT Systems); AMD seeking a strategic partner to acquire ZT Systems manufacturing business; the extent of impact of export restrictions imposed on by the U.S. on our business; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 28, 2024 and December 30, 2023, and for each of the three years for the period ended December 28, 2024 as filed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Overview and Recent Developments
We are a global semiconductor company primarily offering:
•Artificial Intelligence (AI) accelerators, microprocessors (CPUs) for server, graphics processing units (GPUs), accelerated processing units (APUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), Smart Network Interface Cards (SmartNICs) and Adaptive System-on-Chip (SoC) products for data centers;
•CPUs, APUs, chipsets for desktops and notebooks, discrete GPUs, semi-custom SoC products and development services; and

•embedded CPUs, GPUs, APUs, FPGAs, System on Modules (SOMs), and Adaptive SoC products.
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for the three months ended March 29, 2025 compared to the prior year period and an analysis of changes in our financial condition.
Beginning with the fiscal year ending December 27, 2025, we combined the Client and Gaming segments into one reportable segment to align with how we manage our business. Net revenue for the three months ended March 29, 2025 was $7.4 billion, a 36% increase compared to the prior year period. The increase in net revenue was driven by an increase in Data Center segment revenue primarily driven by growth in AMD EPYC™ CPU and AMD Instinct™ GPU sales, and an increase in Client and Gaming segment revenue primarily driven by strong demand for the latest “Zen 5” AMD Ryzen™ processors and a richer mix, partially offset by a decrease in semi-custom revenue. Embedded segment revenue decreased as demand in end markets remained mixed.
Gross margin for the three months ended March 29, 2025 was 50% compared to gross margin of 47% for the prior year period. The increase in gross margin was driven by higher Data Center segment revenue and a richer mix of Ryzen processor sales.
Operating income for the three months ended March 29, 2025 was $806 million compared to operating income of $36 million for the prior year period. Net income for the three months ended March 29, 2025 was $709 million compared to net income of $123 million for the prior year period. The increase in operating and net income was primarily driven by higher revenue and gross margin, and lower amortization of acquisition-related intangible assets, partially offset by increased operating expenses.
As of March 29, 2025, our cash, cash equivalents and short-term investments were $7.3 billion compared to $5.1 billion as of December 28, 2024. During the three months ended March 29, 2025, we generated $939 million of cash from operating activities, and we returned $749 million to stockholders through the repurchase of common stock under our Repurchase Program.
To fund a portion of the acquisition of ZT Group Int’l Inc. (ZT Systems), on March 24, 2025, we issued $1.5 billion in aggregate principal amount of senior notes, consisting of $875 million aggregate principal amount of 4.212% Senior Notes due 2026, $625 million aggregate principal amount of 4.319% Senior Notes due 2028, and $950 million in aggregate principal amount of unsecured commercial paper, with maturities of up to 60 days.
On March 31, 2025, we completed the acquisition of ZT Systems to help accelerate the end-to-end design and deployment of AMD-powered AI infrastructure at scale for the cloud. At the close of the acquisition, we paid $3.375 billion in cash, subject to certain purchase price adjustments, and issued 8,335,849 shares of our common stock. To the extent certain conditions are met, we will pay an additional $300 million in cash and issue up to 740,961 shares of our common stock. We are actively seeking a strategic partner to acquire ZT Systems' manufacturing business.
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
Management believes there have been no significant changes for the three months ended March 29, 2025 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
Results of Operations
Beginning with the fiscal year ending December 27, 2025, we combined the Client and Gaming segments into one reportable segment to align with how we manage our business. Each of the Client and Gaming businesses do not qualify as a reportable operating segment, however, we continue to separately disclose revenues for each business. All prior period segment data were retrospectively adjusted.
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Net revenue:
Data Center	$3,674	$2,337
Client and Gaming
Client	$2,294	1,368
Gaming	647	922
Total Client and Gaming	2,941	2,290
Embedded	823	846
Total net revenue	$7,438	$5,473

Cost of sales and operating expenses:
Data Center	$2,742	$1,796
Client and Gaming	2,445	2,053
Embedded	495	504
All other	950	1,084
Total cost of sales and operating expenses	$6,632	$5,437

Operating Income (Loss):
Data Center	$932	$541
Client and Gaming	496	237
Embedded	328	342
All other	(950)	(1,084)
Total operating income	$806	$36
Data Center
Data Center net revenue of $3.7 billion for the three months ended March 29, 2025 increased by 57%, compared to net revenue of $2.3 billion for the prior year period. The increase was primarily driven by the growth in AMD EPYC CPU and AMD Instinct GPU sales.
Data Center operating income was $932 million for the three months ended March 29, 2025, compared to operating income of $541 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher operating expenses.
Client and Gaming
Client and Gaming net revenue of $2.9 billion for the three months ended March 29, 2025 increased by 28%, compared to net revenue of $2.3 billion for the prior year period. Client revenue was $2.3 billion, up 68% from the prior year period, primarily driven by a 43% increase in average selling price, and a 23% increase in unit shipments of AMD Ryzen mobile and desktop processors. Gaming revenue was $647 million, down 30% from the prior year period, primarily due to a decrease in semi-custom revenue.
Client and Gaming operating income was $496 million for the three months ended March 29, 2025, compared to operating income of $237 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher operating expenses.

Embedded
Embedded net revenue of $823 million for the three months ended March 29, 2025 decreased by 3%, compared to net revenue of $846 million for the prior year period. Net revenue decreased as demand in end markets remain mixed.
Embedded operating income was $328 million for the three months ended March 29, 2025, compared to operating income of $342 million for the prior year period. The decrease in operating income was primarily due to lower revenue.
All Other
All Other operating loss of $950 million for the three months ended March 29, 2025 primarily consisted of $567 million of amortization of acquisition-related intangibles and $364 million of stock-based compensation expense. All Other operating loss of $1.1 billion for the prior year period primarily consisted of $622 million of amortization of acquisition-related intangibles, $371 million of stock-based compensation expense and $65 million of inventory loss at a contract manufacturer.
International Sales
International sales as a percentage of net revenue were 66% and 60% for the three months ended March 29, 2025 and March 30, 2024, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Interest Expense, Other Income (Expense) and Income Taxes
The following is a summary of certain Condensed Consolidated Statement of Operations data for the periods indicated:

	Three Months Ended
	March 29, 2025	March 30, 2024
	In millions, except percentages
Net revenue	$7,438	$5,473
Cost of sales	3,451	2,683
Amortization of acquisition-related intangibles	251	230
Gross profit	3,736	2,560
Gross margin	50%	47%
Research and development	1,728	1,525
Marketing, general and administrative	886	607
Amortization of acquisition-related intangibles	316	392
Interest expense	(20)	(25)
Other income (expense), net	39	53
Income tax provision (benefit)	123	(52)
Equity income in investee	7	7
Gross Margin
Gross margin was 50% and 47% for the three months ended March 29, 2025 and March 30, 2024, respectively. The increase was driven by higher Data Center segment revenue and a richer mix of Ryzen processor sales.

Expenses
Research and Development Expenses
Research and development expenses of $1.7 billion for the three months ended March 29, 2025 increased by $203 million, or 13%, compared to $1.5 billion for the prior year period. The increase was primarily due to higher employee-related costs from an increase in headcount in support of our continued focus on our AI strategy.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $886 million for the three months ended March 29, 2025 increased by $279 million, or 46%, compared to $607 million for the prior year period. The increase was primarily due to an increase in go-to-market activities in our Client and Gaming segment.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $567 million for the three months ended March 29, 2025 decreased by $55 million, or 9%, compared to $622 million for the prior year period. The decrease was primarily due to certain acquisition-related intangibles that were fully amortized in the prior fiscal year.
Interest Expense
Interest expense for the three months ended March 29, 2025 was $20 million, a decrease of $5 million, or 20%, compared to $25 million for the prior year period. Interest expense decreased due to the repayment of our 2.95% Senior Notes that matured in June 2024.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income from short-term investments, changes in valuation of equity investments, and foreign currency transaction gains and losses.
Other income (expense), net for three months ended March 29, 2025 was $39 million, a decrease of $14 million, or 26%, compared to $53 million for the prior year period. The decrease for the three months period was primarily due to lower interest income from lower balances held in short-term investments compared to the prior period.
Income Taxes
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three months ended March 29, 2025, we recorded an income tax provision of $123 million representing an effective tax rate of 14.8%. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings.
For the three months ended March 30, 2024, we recorded an income tax benefit of $52 million representing an effective tax rate of (73.2)%. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings. In addition, the tax benefit reflected discrete income tax benefits of $61 million, primarily related to tax effects of stock-based compensation.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 29, 2025 and December 28, 2024, our cash, cash equivalents and short-term investments were $7.3 billion and $5.1 billion, respectively.

Our operating, investing and financing activities for the three months ended March 29, 2025 compared to the prior year period are as described below:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(In millions)
Net cash provided by (used in):
Operating activities	$939	$521
Investing activities	(357)	(135)
Financing activities	1,666	(129)
Net increase in cash, cash equivalents and restricted cash	$2,248	$257
As of March 29, 2025, our principal long-term debt obligations were $3.3 billion.
To fund a portion of the acquisition of ZT Systems, on March 24, 2025, we issued $1.5 billion of senior notes, consisting of $875 million aggregate principal amount of our 4.212% Senior Notes due 2026, $625 million aggregate principal amount of our 4.319% Senior Notes due 2028, and $950 million in aggregate amount of commercial paper.
We may issue unsecured commercial paper up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. As of March 29, 2025, we had $950 million of commercial paper outstanding, with maturities of up to 60 days.
We have $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. No funds were drawn from this credit facility during the three months ended March 29, 2025.
As of March 29, 2025, we had unconditional purchase commitments of approximately $8.2 billion, of which $5.6 billion are for the remainder of fiscal year 2025. On an ongoing basis, we work with our suppliers and partners on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
On March 31, 2025, we completed the acquisition of ZT Systems. At the close of the acquisition, we paid $3.375 billion in cash, subject to certain purchase price adjustments, and issued 8,335,849 shares of our common stock. In addition, to the extent certain conditions are met following the closing of the acquisition, we will pay an additional $300 million in cash and issue up to 740,961 shares of our common stock. We are actively seeking a strategic partner to acquire ZT Systems' manufacturing business.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and commercial paper program will be sufficient to fund operations, capital expenditures, purchase commitments and strategic activities over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities was $939 million in the three months ended March 29, 2025, primarily due to our net income of $709 million, adjusted for non-cash and non-operating charges of $1.0 billion and net cash outflows of $0.7 billion from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities were a $748 million decrease in accounts receivable due to customer payments, and a $682 million increase in inventory primarily to support the continued ramp of Data Center products in advanced process technology nodes.
Net cash provided by operating activities was $521 million in the three months ended March 30, 2024, primarily due to our net income of $123 million, adjusted for non-cash and non-operating charges of $1.2 billion and net cash outflows of $760 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities was a $636 million decrease in accounts payable driven primarily by the timing of payments and inventory receipts, and a $368 million increase in inventory primarily to support the continued ramp of Data Center and Client and Gaming products in advanced process nodes.

Investing Activities
Net cash used in investing activities was $357 million for the three months ended March 29, 2025, which primarily consisted of cash used in the purchases of short-term investments of $304 million, purchases of strategic investments of $239 million, and purchases of property and equipment of $212 million, partially offset by $398 million of proceeds from the maturity and sale of short-term investments.
Net cash used in investing activities was $135 million for the three months ended March 30, 2024, which primarily consisted of cash used in the purchases of short-term investments of $433 million and purchases of property and equipment of $142 million, partially offset by $443 million of proceeds from the maturity and sale of short-term investments.
Financing Activities
Net cash provided by financing activities was $1.7 billion for the three months ended March 29, 2025, which primarily consisted of cash received from the issuance of senior notes for $1.5 billion and commercial paper of $950 million, partially offset by stock repurchases of $749 million and stock repurchases for tax withholding on employee equity plans of $30 million.
Net cash used in financing activities was $129 million for the three months ended March 30, 2024, were from repurchases for tax withholding on employee equity plans of $129 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
There have not been any material changes in interest rate risk, default risk or foreign exchange risk since December 28, 2024.

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
As of March 29, 2025, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting for the three months ended March 29, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Legal and Regulatory Risks
•Government actions and regulations, including but not limited to export regulations, tariffs and trade protection measures, may limit our ability to export our products to certain customers.
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
•The agreements governing our notes, our guarantee of Xilinx’s notes, Revolving Credit Agreement and the ZT Systems Credit Agreement impose restrictions on us.
Merger, Acquisition, Divestiture, and Integration Risks
•Acquisitions, joint ventures, and/or strategic investments, and the failure to integrate acquired businesses may fail to materialize their anticipated benefits and could disrupt our business.
•We are seeking a strategic partner to acquire ZT Systems’ manufacturing business.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. For instance, in our Data Center segment, we offer products that are optimized for generative AI applications and in 2024, we experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown. Also, our Client and Gaming segment revenue is focused on the consumer desktop and notebook PC segments and will depend in part on the market’s adoption of AI PCs. We are actively building AI capabilities into all our Client products, such as Ryzen AI PC processors, but there can be no assurance about the rate and pace of adoption of such product offerings. In the past, revenue from the Client and Gaming segment has experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles.

In addition, our GPU revenue in the past has been affected in part by the volatility of the cryptocurrency mining market. If we are unable to manage the risks related to the volatility of the cryptocurrency mining market (including potential actions by global monetary authorities), our GPU business could be materially adversely affected. The success of our semi-custom SoC products in our Client and Gaming segment is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of game console systems and next generation consoles for Sony and Microsoft. Our Embedded segment primarily includes embedded CPUs and GPUs, APUs, FPGAs and Adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products. For example, our Embedded segment revenue decreased in 2024 as customers continued to normalize their inventory levels.
The success of our business depends on our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to identify industry changes, and adapt our strategy to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry trends and requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that we will be able to meet the evolving needs of industry changes or that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in identifying, developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends, or if we fail to predict which new form factors, product features preferences or requirements consumers will adopt and adapt our business accordingly, we may lose competitive positioning, which could cause us to lose market share and require us to discount the selling prices of our products. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results. For example, as part of our pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are actively building AI capabilities into our products, but there can be no assurance about the rate and pace of adoption of such product offerings. In our Data Center segment, we offer products that are optimized for generative AI applications and we have experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications as both the near-term and long-term trajectory of such generative AI solutions is unknown. If we fail to develop and timely offer or deploy such products and technologies, keep pace with the product offerings of our competitors, or adapt to unexpected changes in industry standards or disruptive technological innovation, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. We may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.

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
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, higher interest rates, recession, slowing growth, increased unemployment, tighter credit markets, changes or uncertainty in fiscal monetary or trade policy, implementation of new or increased tariffs, retaliatory tariffs by other countries or other trade restrictions, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. For example, our Embedded segment revenue decreased in 2024 as customers continued to normalize their inventory levels. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. The risk related to our customers potentially defaulting on or delaying payments to us is increased because we expect that a small number of customers will continue to account for a substantial part of our revenue. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Adverse changes in economic conditions could increase costs of memory, equipment, materials or substrates and other supply chain expenses. If we are not able to procure a stable supply of materials on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a supply shortage or an increase in production costs, which could negatively impact our gross margin and materially adversely affect our business. Our ability to forecast our operating results, make business decisions and execute our business strategy could be adversely impacted by challenging macroeconomic conditions. In addition, uncertain economic conditions could lead to higher borrowing costs and reduced availability of capital and credit markets, making it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. An economic downturn or increased uncertainty could also lead to failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments. If a banking institution in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds, which in turn could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

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
Our business relies on technology hardware, software, cloud services, infrastructure, networks and systems (collectively, IT Systems). We own and manage some IT Systems but also rely on critical third-party IT Systems, products and services. In the ordinary course of business, we and various third-party providers and business partners process and maintain sensitive data, including personal information about workers, customers and others, as well as intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners (collectively, Confidential Data). Maintaining the availability, integrity and security of our IT Systems and Confidential Data is critical to our business and reputation. While we and others have implemented various controls and defenses, AMD and companies like AMD and our vendors and customers have been and are increasingly subject to cybersecurity attacks, risks and threats. Threat factors range in sophistication from individual hackers and insiders to ransom gangs and state-sponsored attackers. Cyber threats may be generic, or they may be custom-crafted against our IT Systems or supply chain. The increased prevalence of remote working arrangements at AMD and our providers present additional operational risks and attack vectors to our IT Systems. Our IT Systems and Confidential Data are vulnerable to a range of cybersecurity risks and threats, including malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities in our products or systems, or those of a third party, that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyberattacks have and may come into our IT Systems through the compromise of users’ access credentials or those of third-party IT systems. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, theft activities, or unintentional disclosure due to a human error.

Threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to implement adequate preventative measures against, anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see more sophisticated threats created through the use of AI technology to launch more automated, targeted and coordinated cyberattacks. These attacks could be crafted with an AI tool to directly attack IT Systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. We leverage AI tools and systems to help support our internal functions and operations. These systems are increasingly vulnerable to cybersecurity threats, which can significantly impact data security. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, our Embedded segment revenue decreased in 2024 as customers continued to normalize their inventory levels. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. Recently, the U.S. government implemented a new license requirement for the export of certain semiconductor products to China (including Hong Kong and Macau) and D5 countries, or to companies headquartered in or with an ultimate parent located in such countries. This restriction impacts our AMD Instinct™ MI308 product. We expect to apply for licenses, there is no assurance that licenses will be granted in a timely fashion or at all by the U.S. government. We expect that the restriction may result in charges of approximately $800 million in inventory and related reserves. As such, our revenues and results of operation could be negatively affected.

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
Our ability to innovate beyond the x86 instruction set controlled by Intel depends partially on Microsoft designing and developing its operating systems to run on or support our x86-based microprocessor products. With respect to our graphics products, we depend in part on Microsoft to design and develop its operating system to run on or support our graphics products. Similarly, the success of our products in the market, such as our APU products, is dependent on independent software providers designing and developing software to run on our products. If Microsoft does not continue to design and develop its operating systems so that they work with our x86 instruction sets or does not continue to develop and maintain their operating systems to support our graphics products, independent software providers may forego designing their software applications to take advantage of our innovations and customers may not purchase PCs with our x86 products. In addition, some software drivers licensed for use with our x86 products are certified by Microsoft. If Microsoft did not certify a driver, or if we otherwise fail to retain the support of Microsoft or other software vendors, our ability to market our x86 products would be materially adversely affected.

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
We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, our products are diverted from our authorized distribution channels and are sold on the “gray market.” Our inability to control gray market activities could result in customer satisfaction issues because any time products are purchased outside our authorized distribution channels there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or are used products represented as new. These substandard gray market products may have higher-than-expected failure rates and as a result, we may face reputational harm or unauthorized warranty claims. Additionally, products acquired on the gray market or through other unauthorized channels are at higher risk of being re-sold to prohibited end-users, misused, and deployed for uses that do not align with AMD’s ethics, values or compliance standards. Gray market products result in shadow inventory that is not visible to us, making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channels compete with these heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins.
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
Evolving U.S. government policy toward semiconductor exports, particularly in the context of national security and foreign policy priorities could adversely affect our business. In October 2023, the Bureau of Industry and Security (BIS) of the United States Department of Commerce issued requirements for certain advanced computing items that apply to the export of products classified ECCN 3A090 or 4A090 to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China (a D5 Country). These controls prevent us from shipping certain AMD Instinct™ integrated circuits and certain AMD Versal™ FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 Country, without a license. These controls also require us to file a Notified Advanced Computing (NAC) notification with BIS 25 days before shipping certain Versal FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 Country. The NAC notification process could result in BIS prohibiting a shipment or requiring a license application before shipping a product that is the subject of a NAC notification. BIS may issue new licensing requirements and regulatory controls in the future. Even new products that fall below the licensing thresholds may not be successful because we have no assurances BIS will agree that the alternative products are not subject to the new licensing requirements or that future regulations will not control the alternative products. The U.S. export restrictions on semiconductors and semiconductor technology to China and Chinese customers negatively impact our ability to sell to customers in China and make it easier for our China-based competitors to develop and sell their own solutions and reduce the need for our products. Recently, the U.S. government implemented a new license requirement for the export of certain semiconductor products to a D5 Country (including Hong Kong and Macau), and to companies headquartered in, or with an ultimate parent located in such D5 Country. This restriction impacts our AMD Instinct™ MI308 product. We expect to apply for licenses, but there is no assurance that licenses will be granted in a timely fashion or at all by the U.S. government. We expect that the restriction may result in charges of approximately $800 million in inventory and related reserves. As such, our revenues and results of operation could be negatively affected. In general, limits on sales of our offerings in the China market due to export controls puts us in a competitive disadvantage compared to domestic Chinese competitors and other unrestricted companies.
In January 2025, BIS issued a final rule, commonly referred to as the “AI Diffusion Rule,” that imposes new restrictions on the export, reexport and in-country transfer of certain advanced semiconductor devices and technology. The rule seeks to control the spread of advanced AI technology in a manner that promotes its potential economic and social benefits, while also protecting U.S. national security and foreign policy interests. It expands licensing requirements worldwide for transactions involving entities or end uses associated with the development or proliferation of AI capabilities. The rule, if implemented as currently drafted on its May 15, 2025 compliance date, may limit our ability to engage in certain business transactions, require new export licenses, delay shipments, or necessitate changes in our compliance processes and product designs to ensure regulatory compliance. Additionally, the rule introduces uncertainty as we evaluate whether specific products, technologies, or software fall within the scope of the new restrictions, and whether BIS will grant licenses in a timely matter or at all. Compliance with the AI Diffusion Rule could result in increased costs, disruption of key customer and supplier relationships, loss of competitive positioning in international markets or reputational harm.
The implementation or increase of any tariffs, trade protection measures or restrictions, or retaliatory actions from foreign governments could result in lost sales and adversely impact our reputation and business. The U.S. government has instituted or proposed changes in trade policies that include higher tariffs on imports into the U.S. and other government regulations affecting trade between the United States and other countries where we conduct our business. Such changes to U.S. trade policy have the potential to adversely impact the U.S. economy or sectors thereof and could significantly impact our business, in particular the import of products used in our business that are manufactured outside the U.S. Any retaliatory actions by affected countries and foreign governments could result in tariffs, trade protection measures or other restrictions imposed on our current and future products. Moreover, our customers’ costs of doing business may increase or their sales may be negatively affected. As such, customer demand for our products may decline, which could adversely impact our ability to generate revenue and potentially result in inventory impairment changes. For example, data centers require hardware infrastructure that may increase in costs for our customers due to tariffs, and thus our customers may delay or halt investments in AI infrastructure. Further, to the extent that the United States, China or other countries seek to promote products that are produced domestically or reduce the dependence upon products from another country, they may implement regulations or policies that may negatively affect our business.

The United States and other countries’ export control regulations continue to focus on targeting semiconductors associated with AI, including GPUs and associated products and services, by restricting or prohibiting their unlicensed sale or supply to U.S. embargoed or sanctioned countries, governments, persons and entities. The United States has imposed unilateral controls restricting GPUs and associated products, and in the future is likely to further adopt other unilateral or multilateral controls. The scope and application of such controls have been and may continue to be broad, which may prohibit us from exporting or providing access to our products to any or all customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing and warehousing locations, or could impose other conditions that limit our ability to meet demand abroad. If these export controls targeting semiconductors associated with AI including GPUs and associated products and services are further tightened, or the classification of our products under those controls’ changes, our ability to export our technology, products or services could be further restricted. We may also be at a competitive disadvantage if our competitors are not subject to the same or similar restrictions or classifications. Such export controls have, and may in the future, subject downstream recipients of our products to additional restrictions on the use, resale, repair or transfer of our products and may have a material adverse effect on us. Moreover, new export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all. In addition, deemed export restrictions could further affect our ability to provide services or develop products in the United States.
We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, BIS added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. Since that time, the United States administration has called for changes to domestic and foreign policy, including policies with respect to China and Russia. Specifically, United States-China trade relations remain uncertain as the United States continues to add more Chinese companies to the Entity List and more regulations targeted to advanced computing, semiconductor manufacturing, and AI, and China has imposed retaliatory tariffs. Further, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine.
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
There are evolving expectations from governments, investors, customers and other stakeholders regarding corporate responsibility matters including those involving the environment and climate, energy and water consumption, diversity and inclusion, human rights, governance and cybersecurity. Additionally, we are and expect to continue to be subject to various new and proposed climate-related and sustainability laws and requirements that may impact how we and our suppliers and customers conduct and report on our business by requiring the disclosure and tracking of greenhouse gas emissions, climate change-related risks and other sustainability matters. As corporate responsibility reporting and disclosure requirements continue to evolve, we may incur additional compliance costs and indirect compliance costs that our customers and suppliers may pass on to us. Emerging legal and regulatory requirements in the various jurisdictions in which we operate, can be unpredictable, are subject to change, and may be difficult for us to comply with given the complexity of our supply chain and our outsourced manufacturing. As a result, we may be required to modify our business or supply chain in ways that are costly or less efficient. For example, the state of California has passed reporting requirements that will require corporations to report on climate data and risks, and these laws include data assurance requirements that entail third-party verifications. Our failure to comply, or the appearance of our failure to comply, with these legal and regulatory requirements can result in regulatory penalties, fines and legal liabilities, increase costs, and harm our reputation – any of which could materially adversely affect our business, financial condition and results of operation. While we have engaged, and may continue to engage, in voluntary initiatives (such as voluntary disclosures, certifications, goals, or targets, among others) or commitments to improve our corporate responsibility profile and/or products or to respond to stakeholder expectations, such initiatives or achievement of such commitments may be costly, may not have the desired effect or may impact our reputation with other stakeholders and have a material adverse effect on our business.
For example, we have publicly announced certain corporate responsibility goals spanning multiple topics informed by input from various of our stakeholders, including customers, investors and employees. These goals, which reflect our current plans and aspirations based on known conditions, may change in the future or may not be achieved, as they are subject to various challenges, risks and expectations such as standards, processes, and methodologies that continue to evolve or emerge, and many of these matters are outside our control. Our progress towards some goals receives third-party limited assurance and not reasonable assurance, or may rely on receipt of others’ information and data that may not be subject to either third-party limited or reasonable assurance. Any failure to achieve such goals, failure to achieve these goals within the set timeframe, or the perception by stakeholders of such failure to achieve these goals may result in reputational or financial harm.
Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain environmental, social and sustainability-related matters. Both advocates and opponents of environmental, social and sustainability matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism or litigation, it may require us to incur costs or otherwise adversely impact our business. Stakeholder groups may find our stated goals to be insufficiently responsive to the implications of issues, and any failure to meet stakeholder expectations may result in loss of customers or in investors selling their shares, which could harm our reputation and could have a material adverse effect on our business.

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
The agreements governing our notes, our guarantee of the Assumed Xilinx Notes, Revolving Credit Agreement and the ZT Systems Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
The indentures governing our 3.924% Senior Notes due 2032, 4.393% Senior Notes due 2052, 4.212% Senior Notes due 2026 and 4.319% Senior Notes due 2028 contain various covenants that limit our ability to, among other things: create liens on certain assets to secure debt, enter into certain sale and leaseback transactions; and consolidate with, merge into or sell, convey or lease all or substantially all of our assets to any other person.
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
On March 31, 2025, we completed our acquisition of ZT Group Int’l, Inc. (ZT Systems). We also provide an unsecured parent guarantee of ZT Systems’ obligations under ZT Systems’ Credit Facility Agreement (the ZT Credit Agreement). The ZT Credit Agreement is an asset-based revolving credit facility in an amount up to approximately $642 million and it contains various covenants which could, among other things, limit our ability to incur liens; negatively impact our debt rating; or, trigger an event of default under our Revolving Credit Agreement.

Also, we enter into sale and factoring arrangements from time to time with respect to certain accounts receivables, which arrangements are non-recourse to us in the event that an account debtor fails to pay for credit-related reasons and are not included in our indebtedness. For example, ZT Systems is party to a master receivables purchase agreement that provides for an uncommitted receivables purchase facility with a facility limit of $850 million. We could become obligated to repurchase such accounts receivables or otherwise incur liability to the counterparties under these arrangements under certain circumstances, such as where a commercial dispute arises between us and an account debtor.
Merger, Acquisition, Divestiture, and Integration Risks
Acquisitions, joint ventures, and/or strategic investments, and the failure to integrate acquired businesses, may fail to materialize their anticipated benefits and could disrupt our business, which could adversely affect our results of operation and financial condition.
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and services and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions and joint ventures include numerous risks including, but not limited to: our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all; inability to obtain, or delay in obtaining, regulatory approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; and failure of a transaction to advance our business strategy or other unforeseen factors. For example, on March 31, 2025, we completed our acquisition of ZT Systems. While we believe that our acquisitions will result in certain benefits, including certain operational synergies, accretion and cost efficiencies, and drive product innovations, achieving these anticipated benefits depends on our ability to successfully integrate the acquired businesses into our business. We cannot be certain that ZT Systems’ business can be successfully integrated with our business in a timely manner or at all, for a variety of reasons, including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations and integrating and retaining the employees including key personnel of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. If we cannot successfully integrate or are delayed in integrating newly acquired businesses, it could result in increased costs, decreases in expected revenues, diversion of management’s time and attention, negatively impact our ability to develop or sell new products and impair our ability to grow our business, which could materially adversely affect our financial conditions and operating results. Even if the businesses we acquire are successfully integrated, the benefits of such transactions may not be realized within the anticipated time frame or at all. To complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations.
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

We invest in both public and private companies to further our strategic objectives and to support certain key business initiatives. We invest in early-stage companies that may still be in the process of developing a strategic direction and may not yet generate revenue. Many of the equity and debt instruments that we invest in are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. Our ability to realize a return on our investments in private companies typically depends on the company completing a liquidity event, such as a public offering or acquisition. Market conditions and events, particularly in periods with economic uncertainty, inflation, volatile public equity markets or unsettled global market conditions, could cause our investments in public companies to expose us to volatility in our results due to changes in market prices and/or impairments. To the extent any of the companies in which we invest in are not successful, we could recognize an impairment and/or lose all or part of our investment. Our investment portfolio is concentrated in specific sectors and adverse developments in one or any of these sectors due to regulatory changes, technology disruptions or market downturns could negatively impact the performance of our investment portfolio.
We are seeking a strategic partner to acquire ZT Systems’ manufacturing business, but we may not be able to sell the business on a timely basis, on acceptable terms, or at all. Even if we are able to sell the ZT Systems’ manufacturing business, we may not realize the anticipated benefits of this transaction.
We are seeking a strategic partner to acquire ZT Systems' manufacturing business, but we may not be able to sell the ZT Systems’ manufacturing business on a timely basis, on acceptable terms or at all. Even if we are able to sell the ZT Systems' manufacturing business, we may not realize the anticipated benefits of this transaction. Divestitures involve certain risks and uncertainties such as: inability to find potential buyers on favorable terms; failure to receive regulatory or governmental approvals, or delay in receiving such approvals; restrictions due to regulatory or governmental approval, litigation, contractual terms, or other conditions; changes in market conditions or geopolitical conditions affecting the regions or industries in which we or our counterparties operate; distraction of management; failure to effectively transfer liabilities, contracts, facilities and employees to the buyer; continued financial obligations and unanticipated liabilities; and closing delays. Any one of these factors could delay the achievement of our strategic objectives or cause us to incur additional transaction expenses. Moreover, there may be delays during the pendency of the sale and any such delays may impact or restrict our ability to pursue other business opportunities or strategic transactions.
Any impairment of our tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact our financial position and results of operations.
We account for certain acquisitions, including the Xilinx, Inc. (Xilinx), Pensando Systems Inc. (Pensando) and Silo AI acquisitions, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the acquisitions of Xilinx, Pensando and Silo AI, we recorded significant goodwill and other intangible assets on our Condensed Consolidated Balance Sheets. Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, significant negative industry or economic trends, which may represent an indicator of impairment. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of tangible and intangible assets, including goodwill, and may require us to record future impairment charges, which may have a material adverse impact on our financial position and results of operations.

General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 66% for the three months ended March 29, 2025. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; imposition of new and increased tariffs; worsening trade relationship between the United States and China (or other countries); volatile global economic conditions, including downturns or recessions in which some competitors may become more aggressive in their pricing practices; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Changes in the public perception of the U.S. government in the regions where we operate or plan to operate could also negatively impact our business and results of operations. Recently, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus, and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. The Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets. Also, in addition to restrictions imposed by the United States or China on exports or imports from one another, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results.
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

Any of the above risks, should they occur, could result in increased costs, shipment delays, general business interruptions, the inability to obtain, or delays in obtaining export licenses for certain technology, penalties or a loss of export privileges. Additionally, stringent licensing restrictions may make our products less attractive to international customers, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws are all factors that could have a material adverse effect on our business.
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
Our stock price has experienced price and volume fluctuations and could be subject to wide fluctuations in the future. The trading price of our stock may fluctuate widely due to various factors including: actual or anticipated fluctuations in our financial conditions and operating results; failure to meet expectations related to future growth; changes in financial estimates by us or financial estimates and ratings by securities analysts; changes in our capital structure, including issuance of additional debt or equity to the public; competitive landscape; news regarding our products or products of our competitors; broad market and industry fluctuations; and general economic, political and market conditions, including imposition of new or increased tariffs and other trade restrictions, interest rate changes and inflation. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees. In addition, volatility in our stock price could adversely affect our business and financing opportunities.
We have an approved stock repurchase program that authorizes repurchases of up to $12 billion of our common stock (Repurchase Program). As of March 29, 2025, $3.9 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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
The following table provides information relating to our repurchase of common stock for the three months ended March 29, 2025:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Dec. 29, 2024 to Jan. 25, 2025	2,087,202	$119.78	2,087,202	$4,443
Jan. 26, 2025 to Feb. 22, 2025	1,255,086	$111.54	1,255,086	$4,303
Feb. 23, 2025 to Mar. 29, 2025	3,543,691	$101.35	3,543,691	$3,943
Total	6,885,979
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended March 29, 2025, there were $37 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.3 million shares of common stock from employees in connection with such net share settlement at an average price of $107.62 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 29, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

 ITEM 6. EXHIBITS

4.1
Second Supplemental Indenture, dated as of March 24, 2025, between Advanced Micro Devices, Inc. and U.S. Bank Trust Company, National Association, as trustee, including the Form of 2026 Note and the Form of 2028 Note, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated March 24, 2025 is hereby incorporated by reference.

*10.1	Offer Letter and Sign-on Bonus Agreement between Advanced Micro Devices, Inc. and Ava Hahn, dated December 13, 2023.
*10.2	Advanced Micro Devices, Inc. Executive Retirement Plan effective as of March 26, 2025.
*10.3
Advanced Micro Devices, Inc. Executive Severance Plan and Summary Plan Description for Executive and Senior Vice Presidents effective February 3, 2025, filed as Exhibit 10.73 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 is hereby incorporated by reference.

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

ADVANCED MICRO DEVICES, INC.

May 6, 2025	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer