Form 10-Q
period 2025-06-28
ADVANCED MICRO DEVICES INC
filed 2025-08-06
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of July 30, 2025: 1,622,843,689

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In millions, except per share amounts)
Net revenue	$7,685	$5,835	$15,123	$11,308
Cost of sales	4,366	2,740	7,817	5,423
Amortization of acquisition-related intangibles	260	231	511	461
Total cost of sales	4,626	2,971	8,328	5,884
Gross profit	3,059	2,864	6,795	5,424

Research and development	1,894	1,583	3,622	3,108
Marketing, general and administrative	991	640	1,877	1,247
Amortization of acquisition-related intangibles	308	372	624	764
Total operating expenses	3,193	2,595	6,123	5,119
Operating income (loss)	(134)	269	672	305

Interest expense	(38)	(25)	(58)	(50)
Other income (expense), net	98	55	137	108
Income (loss) from continuing operations before income taxes and equity income	(74)	299	751	363

Income tax provision (benefit)	(834)	41	(711)	(11)
Equity income in investee	8	7	15	14
Income from continuing operations, net of tax	768	265	1,477	388
Income from discontinued operations, net of tax	104	—	104	—
Net income	$872	$265	$1,581	$388

Earnings per share
Earnings from continuing operations - basic	$0.47	$0.16	$0.91	$0.24
Earnings from discontinued operations - basic	0.07	—	0.07	—
Basic earnings per share	$0.54	$0.16	$0.98	$0.24

Earnings from continuing operations - diluted	$0.47	$0.16	$0.91	$0.24
Earnings from discontinued operations - diluted	0.07	—	0.06	—
Diluted earnings per share	$0.54	$0.16	$0.97	$0.24

Shares used in per share calculation
Basic	1,623	1,618	1,621	1,617
Diluted	1,630	1,637	1,628	1,638
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In millions)
Net income	$872	$265	$1,581	$388
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedges	50	(1)	79	(19)
Total comprehensive income	$922	$264	$1,660	$369
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 28, 2025	December 28, 2024
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,442	$3,787
Short-term investments	1,425	1,345
Accounts receivable, net	5,115	6,192
Inventories	6,677	5,734
Assets held for sale	4,326	—
Prepaid expenses and other current assets	2,534	1,991
Total current assets	24,519	19,049
Property and equipment, net	2,128	1,802
Goodwill	25,083	24,839
Acquisition-related intangibles, net	17,812	18,930
Deferred tax assets	860	688
Other non-current assets	4,418	3,918
Total assets	$74,820	$69,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,080	$2,466
Accrued liabilities	4,479	4,260
Liabilities held for sale	1,968	—
Other current liabilities	316	555
Total current liabilities	9,843	7,281
Long-term debt, net	3,218	1,721
Long-term operating lease liabilities	668	491
Deferred tax liabilities	341	349
Other long-term liabilities	1,085	1,816
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 4,000; shares issued: 1,684 and 1,680; shares outstanding: 1,622 and 1,622	17	17
Additional paid-in capital	62,228	61,362
Treasury stock, at cost (shares held: 62 and 58)	(6,535)	(6,106)
Retained earnings	3,945	2,364
Accumulated other comprehensive income (loss)	10	(69)
Total stockholders’ equity	59,665	57,568
Total liabilities and stockholders’ equity	$74,820	$69,226

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
	(In millions)
Cash flows from operating activities:
Net income	$1,581	$388
Income from discontinued operations, net of tax	(104)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364	328
Amortization of acquisition-related intangibles	1,135	1,225
Stock-based compensation	733	717
Deferred income taxes	(200)	(256)
Release of reserves for uncertain tax positions	(853)	—
Inventory loss at contract manufacturer	—	65
Other	29	15
Changes in operating assets and liabilities:
Accounts receivable, net	1,078	252
Inventories	(943)	(710)
Prepaid expenses and current assets	(377)	(874)
Accounts payable	547	(299)
Accrued and other liabilities	(589)	263
Net cash provided by operating activities of continuing operations	2,401	1,114
Net cash provided by operating activities of discontinued operations	549	—
Net cash flows provided by operations	2,950	1,114
Cash flows from investing activities:
Purchases of property and equipment	(494)	(296)
Purchases of short-term investments	(796)	(565)
Proceeds from maturity of short-term investments	683	1,202
Proceeds from sale of short-term investments	48	2
Purchases of strategic investments	(358)	(94)
Acquisitions, net of cash acquired	(1,716)	—
Other	—	2
Net cash (used in) provided by investing activities of continuing operations	(2,633)	251
Net cash (used in) investing activities of discontinued operations	(22)	—
Net cash flows (used in) provided by investing activities	(2,655)	251
Cash flows from financing activities:
Proceeds from debt and commercial paper issuance, net of issuance costs	2,441	—
Repayment of debt and commercial paper	(950)	(750)
Proceeds from sales of common stock through employee equity plans	159	148
Repurchases of common stock	(1,227)	(356)
Stock repurchases for tax withholding on employee equity plans	(76)	(226)
Other	—	(1)
Net cash provided by (used in) financing activities of continuing operations	347	(1,185)
Net increase in cash, cash equivalents and restricted cash	642	180
Cash, cash equivalents and restricted cash at beginning of period	3,811	3,933
Cash, cash equivalents and restricted cash at end of period	$4,453	$4,113

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$760	$311
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$333	$110
Reissuance of treasury stock for the acquisition of ZT Systems	$860	$—
Contingent consideration liability for the acquisition of ZT Systems	$361	$—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$4,442	$4,113
Restricted cash included in Prepaid expenses and other current assets	11	—
Cash, cash equivalents and restricted cash at end of period	$4,453	$4,113

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$17	$17	$17	$17
Balance, end of period	$17	$17	$17	$17
Additional paid-in capital
Balance, beginning of period	$61,730	$60,053	$61,362	$59,676
Common stock issued under employee equity plans	157	143	161	149
Stock-based compensation	369	346	733	717
Reissuance of treasury stock	(28)	—	(28)	—
Balance, end of period	$62,228	$60,542	$62,228	$60,542
Treasury stock
Balance, beginning of period	$(6,899)	$(4,690)	$(6,106)	$(4,514)
Repurchases of common stock	(480)	(352)	(1,236)	(356)
Common stock repurchases for tax withholding on employee equity plans	(44)	(61)	(81)	(233)
Reissuance of treasury stock	888	—	888	—
Balance, end of period	$(6,535)	$(5,103)	$(6,535)	$(5,103)

Retained earnings:
Balance, beginning of period	$3,073	$846	$2,364	$723
Net income	872	265	1,581	388
Balance, end of period	$3,945	$1,111	$3,945	$1,111

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(40)	$(28)	$(69)	$(10)
Other comprehensive income (loss)	50	(1)	79	(19)
Balance, end of period	$10	$(29)	$10	$(29)

Total stockholders' equity	$59,665	$56,538	$59,665	$56,538
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include Artificial Intelligence (AI) accelerators, microprocessors (CPUs) for servers and graphics processing units (GPUs) as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), System on Modules (SOMs), Smart Network Interface Cards (SmartNICs), and Adaptive SoC products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
On March 31, 2025, the Company completed the acquisition of ZT Systems Group Int’l, Inc. (ZT Systems). See Note 5 - Acquisitions and Divestitures for additional information.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 28, 2025 shown in this report are not necessarily indicative of results to be expected for the full year ending December 27, 2025 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024. Certain amounts from fiscal year 2024 have been reclassified to conform to current period presentation. These include the presentation of Payables to related parties within Accounts payable, Operating lease right-of-use assets and Investment: equity method within Other non-current assets, and Receivables from related parties within Prepaid expenses and other current assets.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and six months ended June 28, 2025 and June 29, 2024 each consisted of 13 weeks and 26 weeks, respectively.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to: revenue allowances, inventory valuation, valuation of goodwill, long-lived and intangible assets, business combination accounting and income taxes.
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
NOTE 3 – Supplemental Financial Statement Information

Inventories	June 28, 2025	December 28, 2024
	(In millions)
Raw materials	$639	$351
Work in process	4,167	4,289
Finished goods	1,871	1,094
Total inventories	$6,677	$5,734

Prepaid Expenses and Other Current Assets	June 28, 2025	December 28, 2024
	(In millions)
Unbilled receivables	$571	$628
Other	1,963	1,363
Total prepaid expenses and other current assets	$2,534	$1,991

Property and Equipment, net	June 28, 2025	December 28, 2024
	(In millions)
Land, building and leasehold improvements	$922	$853
Equipment	3,065	2,798
Construction in progress	575	324
Property and equipment, gross	4,562	3,975
Accumulated depreciation	(2,434)	(2,173)
Total property and equipment, net	$2,128	$1,802

Accrued Liabilities	June 28, 2025	December 28, 2024
	(In millions)
Customer-related liabilities	$1,175	$1,349
Accrued marketing programs	1,221	1,063
Accrued compensation and benefits	948	1,174
Other accrued expenses and liabilities	1,135	674
Total accrued liabilities	$4,479	$4,260
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied or partially unsatisfied include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of June 28, 2025, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $218 million, of which $125 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 12% and 11% of the Company’s revenue for the three and six months ended June 28, 2025, respectively, and 8% and 12% of the Company’s revenue for the three and six months ended June 29, 2024, respectively.
Cost of Sales
During the three months ended June 28, 2025, the Company recorded approximately $800 million of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 Data Center GPU products in Cost of sales.
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

The following table provides a summary of net revenue, cost of sales and operating expenses, and operating income (loss) by segment. Segment cost of sales and operating expenses primarily include materials, external manufacturing, labor and marketing and advertising costs, and exclude expenses and credits that are recorded within the All Other category. Neither of the Client and Gaming businesses qualify as a separate reportable operating segment, however, the Company continues to separately disclose revenue for each business.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In millions)
Net revenue:
Data Center	$3,240	$2,834	$6,914	$5,171
Client and Gaming
Client	2,499	1,492	4,793	2,860
Gaming	1,122	648	1,769	1,570
Total Client and Gaming	3,621	2,140	6,562	4,430
Embedded	824	861	1,647	1,707
Total net revenue	$7,685	$5,835	$15,123	$11,308

Cost of sales and operating expenses:
Data Center	$3,395	$2,091	$6,137	$3,887
Client and Gaming	2,854	1,974	5,299	4,027
Embedded	549	516	1,044	1,020
All other	1,021	985	1,971	2,069
Total cost of sales and operating expenses	$7,819	$5,566	$14,451	$11,003

Operating income (loss):
Data Center	$(155)	$743	$777	$1,284
Client and Gaming	767	166	1,263	403
Embedded	275	345	603	687
All other (1)	(1,021)	(985)	(1,971)	(2,069)
Total operating income (loss)	$(134)	$269	$672	$305

(1)
For the three and six months ended June 28, 2025, all other operating losses primarily included $568 million and $1.1 billion of amortization of acquisition-related intangibles, and $369 million and $733 million of stock-based compensation expense, respectively.

For the three and six months ended June 29, 2024, all other operating losses primarily included $603 million and $1.2 billion of amortization of acquisition-related intangibles, and $346 million and $717 million of stock-based compensation expense, respectively.

NOTE 5 – Acquisitions and Divestitures
ZT Systems Acquisition
On March 31, 2025 (the Acquisition Date), the Company completed the acquisition of all issued and outstanding shares of ZT Systems for a total purchase consideration of $4.4 billion. ZT Systems is a provider of AI and general-purpose compute infrastructure for hyperscale computing companies. The acquisition is expected to enable the Company to deliver end-to-end AI solutions and accelerate the design and deployment of AMD-powered AI infrastructure at scale optimized for the cloud.
The purchase consideration is comprised of the following (in millions):

Cash paid on Acquisition Date	$3,188
Fair value of 8,335,849 shares(1) issued on Acquisition Date	860
Fair value of contingent consideration(2) not yet paid	361
Total purchase consideration	$4,409
(1) Represents the fair value based on the closing price of AMD common stock on March 28, 2025 of $103.22 per share, as the transaction closed prior to the opening of markets on March 31, 2025.
(2) Represents the estimated fair value of 740,961 shares of AMD common stock to be issued and $300 million of cash to be paid to ZT Systems stockholders and warrant holders assuming the contingencies are fully met.
The purchase consideration was allocated as follows (in millions):

Cash and cash equivalents	$1,500
Assets held for sale	5,965
Other assets	81
Total assets acquired	7,546
Liabilities held for sale	3,221
Other liabilities	124
Total liabilities assumed	3,345
Fair value of net assets acquired	4,201
Goodwill	208
Total purchase consideration	$4,409
The Company allocated the purchase price to identified tangible and intangible assets acquired and liabilities assumed based on estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management. Fair values of assets and liabilities held for sale were determined using the income and cost valuation approaches which incorporate significant unobservable inputs. Goodwill arising from the ZT Systems acquisition was assigned to the Company’s Data Center reporting unit. Goodwill was primarily attributed to the assembled workforce and is not expected to be deductible for income tax purposes.

At the time of the announcement of its acquisition of ZT Systems in August 2024, the Company disclosed its intent to divest ZT Systems’ data center infrastructure manufacturing business (the ZT Manufacturing Business), while retaining only certain intellectual property and employees (the ZT Design Business). Accordingly, upon acquisition, the Company classified the ZT Manufacturing Business and its related assets and liabilities as held for sale. The results of the ZT Design Business and the ZT Manufacturing Business are presented within continuing operations and discontinued operations of the Company’s consolidated statements of operations and cash flows, respectively.
The financial results of the ZT Design Business, which are not material, are included in the consolidated statements of operations from the Acquisition Date within the Data Center segment. Transaction costs of $36 million and $47 million were recorded within Marketing, general and administrative expenses during the three and six months ended June 28, 2025.
The following summarizes carrying amounts of major classes of ZT Manufacturing Business assets and liabilities held for sale as of June 28, 2025 (in millions):

Accounts receivable	$1,883
Inventories	1,353
Other assets	631
Goodwill and intangible assets	459
Total assets held for sale	$4,326

Accounts payable	$1,384
Accrued and other liabilities	584
Total liabilities held for sale	$1,968
Assets and liabilities held for sale are recorded using the lower of carrying values or fair values less estimated costs to sell.

The following table presents a reconciliation of the contingent consideration liability (in millions:)

Initial valuation of contingent consideration liability	$361
Change in fair value	35
Contingent consideration liability, June 28, 2025	$396
Contingent consideration liability was measured at fair value on Acquisition Date and is remeasured to fair value until the contingencies are resolved. The fair value of the contingent consideration liability was estimated based on the present value of the contingent cash and stock consideration using significant unobservable inputs such as risk-adjusted discount rates, equity volatility and simulated stock price. The simulated stock price was calculated using the Monte Carlo simulation method. The fair value of contingent consideration liability may increase or decrease based on changes in these significant inputs. The amount is recorded within Accrued liabilities of the Company’s consolidated balance sheets and the changes in fair value are recognized within Income from discontinued operations of the consolidated statements of operations.
ZT Manufacturing Business Divestiture
On May 18, 2025, the Company entered into an equity purchase agreement (the Sale Agreement) with Sanmina Corporation to sell the ZT Manufacturing Business for $3.0 billion in cash and stock, inclusive of a contingent payment of up to $450 million, subject to customary adjustments for working capital and other items. The Sale Agreement provides that if the sale is not completed by May 18, 2026, subject to two automatic extensions until November 18, 2026, the Company will be entitled to receive a termination fee of up to $153 million. The transaction is expected to close near the end of 2025, subject to regulatory approvals and customary closing conditions.
Other Acquisitions
During the three and six months ended June 28, 2025, the Company completed other business acquisitions for a total consideration of $36 million that resulted in the recognition of $36 million of goodwill. The financial results of these acquired businesses, which were not material, were included in the Company's consolidated statements of operations from their respective dates of acquisition within the Data Center segment.

Pro Forma Information
Since the ZT Manufacturing Business represents the majority of ZT Systems’ operations and is being held for sale, pro forma information presenting the combined results of operations of ZT Systems and other acquired entities were deemed neither material nor meaningful to the Company’s consolidated income from continuing operations and were omitted.
NOTE 6 – Goodwill and Acquisition-related Intangibles, net
Goodwill
In the first quarter of fiscal year 2025, the Company assigned goodwill to its updated reporting units to reflect the change in its segment reporting structure. The Company performed a goodwill impairment test immediately prior to and after the segment change and determined that no indicators of impairment to goodwill existed.
The following table summarizes Goodwill:

			Before segment change		After segment change
(in millions)	Data Center	Embedded	Client	Gaming	Client and Gaming	Total
December 28, 2024	$3,403	$21,072	$126	$238	$—	$24,839
Reassignment due to segment change	—	—	(126)	(238)	364	—
Acquisitions	244	—	—	—	—	244
June 28, 2025	$3,647	$21,072	$—	$—	$364	$25,083
Acquisition-related Intangibles, net
The following table summarizes Acquisition-related Intangibles Assets:

	June 28, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,587	$(3,040)	$10,547	$13,408	$(2,529)	$10,879
Customer relationships	12,324	(5,708)	6,616	12,324	(5,124)	7,200
Product trademarks	914	(265)	649	914	(225)	689
Acquisition-related intangible assets subject to amortization	26,825	(9,013)	17,812	26,646	(7,878)	18,768
In-process research and development (IPR&D) not subject to amortization	—	—	—	162	—	162
Total acquisition-related intangible assets, net	$26,825	$(9,013)	$17,812	$26,808	$(7,878)	$18,930
In April 2025, $162 million of IPR&D intangible asset reached technological feasibility, was placed in service as developed technology and started amortization over its estimated useful life of 5 years.
Acquisition-related intangible amortization expense was $568 million and $1.1 billion for the three and six months ended June 28, 2025, respectively, and $603 million and $1.2 billion for the three and six months ended June 29, 2024, respectively.

Based on the carrying value of acquisition-related intangibles recorded as of June 28, 2025, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2025	$1,119
2026	2,149
2027	2,031
2028	1,919
2029	1,691
2030 and thereafter	8,903
Total	$17,812
NOTE 7 – Related Party — Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. The carrying value of the Company’s investment in ATMP JV was $165 million and $149 million as of June 28, 2025 and December 28, 2024, respectively, and is recorded within Other non-current assets on the Company’s consolidated balance sheets.
The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company’s purchases from the ATMP JV during the three and six months ended June 28, 2025 were $529 million and $1.0 billion, respectively. The Company’s purchases from the ATMP JV during the three and six months ended June 29, 2024 were $389 million and $839 million, respectively. As of June 28, 2025 and December 28, 2024, the amounts payable to the ATMP JV were $522 million and $476 million, respectively, and are included in Accounts payable on the consolidated balance sheets.
On October 9, 2024, the Company entered into a one-year term loan agreement with one of the ATMP JVs for $100 million to provide funds for the ATMP JV’s general corporate purposes. The loan bears interest, payable quarterly, at the three months term Secured Overnight Financing Rate (SOFR) plus 50 basis points. The loan receivable is included within Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
During the three and six months ended June 28, 2025, the Company recorded income related to the ATMP JV of $8 million and $15 million, respectively, in Equity income in investee on its consolidated statements of operations. During the three and six months ended June 29, 2024, the Company recorded income related to the ATMP JV of $7 million and $14 million, respectively, in Equity income in investee on its consolidated statements of operations.

NOTE 8 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s debt as of June 28, 2025 and December 28, 2024 consisted of the following:

	June 28, 2025	December 28, 2024
	(In millions)
4.212% Senior Notes Due 2026 (4.212% Notes)	$875	$—
4.319% Senior Notes Due 2028 (4.319% Notes)	625	—
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	3,250	1,750
Unamortized debt discount and issuance costs	(32)	(29)
Total long-term debt (net)	$3,218	$1,721
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
As of June 28, 2025, the Company was in compliance with the covenants associated with its debt.
Revolving Credit Facility
The Company has $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. During the three and six months ended June 28, 2025, the Company did not draw funds from the revolving credit facility. As of June 28, 2025, the Company was in compliance with the covenants under the revolving credit facility.

Commercial Paper Program
The Company has a commercial paper program under which it can issue unsecured commercial paper notes up to a principal amount of $3.0 billion at any time with maturities of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance. During the three months ended March 29, 2025, the Company issued $950 million in aggregate principal amount of commercial paper which was subsequently repaid before June 28, 2025. As of June 28, 2025 and December 28, 2024, the Company had no commercial paper outstanding.
NOTE 9 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	June 28, 2025				December 28, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$2,025	$—	$—	$2,025	$1,496	$—	$—	$1,496
Corporate debt securities	—	1,161	—	1,161	—	806	—	806
U.S. government and agency securities	126	—	—	126	130	—	—	130
Non-U.S. government and agency securities	—	145	—	145	—	116	—	116
Time deposits and certificates of deposits	—	166	—	166	—	107	—	107
Short-term investments
Corporate debt securities	—	902	—	902	—	814	—	814
Time deposits and certificates of deposits	—	10	—	10	—	10	—	10
Asset-backed and mortgage-backed securities	—	24	—	24	—	28	—	28
U.S. government and agency securities	353	89	—	442	332	82	—	414
Non-U.S. government and agency securities	—	47	—	47	—	79	—	79
Other non-current assets
Time deposits and certificates of deposits	—	—	—	—	—	1	—	1
Deferred compensation plan and other investments	219	—	161	380	197	—	25	222
Total assets measured at fair value	$2,723	$2,544	$161	$5,428	$2,155	$2,043	$25	$4,223
Accrued liabilities
Contingent consideration liability	$—	$—	$396	$396	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$396	$396	$—	$—	$—	$—
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.

The following is a summary of cash equivalents and short-term investments:

	June 28, 2025				December 28, 2024
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Asset-backed and mortgage-backed securities	$26	$—	$(2)	$24	$30	$—	$(2)	$28
Corporate debt securities	2,063	1	—	2,064	1,621	—	(1)	1,620
Money market funds	2,025	—	—	2,025	1,496	—	—	1,496
Time deposits and certificates of deposits	176	—	—	176	117	—	—	117
U.S. government and agency securities	567	1	—	568	544	—	—	544
Non-U.S. government and agency securities	192	—	—	192	195	—	—	195
	$5,049	$2	$(2)	$5,049	$4,003	$—	$(3)	$4,000
As of June 28, 2025 and December 28, 2024, the Company did not have material available-for-sale debt securities which have been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of investments classified as available-for-sale are as follows:

	June 28, 2025		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$2,505	$2,506	$2,073	$2,073
Due in 1 year through 5 years	494	495	406	405
Due in 5 years and later	25	23	27	26
	$3,024	$3,024	$2,506	$2,504
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	June 28, 2025		December 28, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Long-term debt	$3,218	$3,092	$1,721	$1,543
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable, commercial paper and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of June 28, 2025 and December 28, 2024, the Company had non-marketable securities in privately-held companies of $760 million and $468 million, respectively, which are recorded at estimated fair value on a non-recurring basis and within Other non-current assets in the consolidated balance sheets. Impairment losses or observable price adjustments were not material during the three and six months ended June 28, 2025 and June 29, 2024.

Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of June 28, 2025 and December 28, 2024, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $1.6 billion and $2.2 billion, respectively. The fair value of these contracts as of June 28, 2025 is recorded within Prepaid expenses and other current assets and Accrued liabilities of $31 million and $7 million, respectively. The fair value of these contracts as of December 28, 2024 is recorded within Prepaid expenses and other current assets, Accrued liabilities, and Other long-term liabilities of $6 million, $60 million and $11 million, respectively.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of June 28, 2025 and December 28, 2024, the notional value of these outstanding contracts was $750 million and $642 million, respectively. The fair value of these contracts was not material as of June 28, 2025 and December 28, 2024.
NOTE 10 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In millions, except per share amounts)
Numerator
Income from continuing operations	$768	$265	$1,477	$388
Income from discontinued operations	104	—	104	—
Net income	$872	$265	$1,581	$388

Denominator
Basic weighted average shares	1,623	1,618	1,621	1,617
Potentially dilutive shares from employee equity plans	7	19	7	21
Diluted weighted average shares	1,630	1,637	1,628	1,638

Earnings per share:
Earnings per share from continuing operations - basic	$0.47	$0.16	$0.91	$0.24
Earnings per share from discontinued operations - basic	0.07	—	0.07	—
Basic earnings per share	$0.54	$0.16	$0.98	$0.24

Earnings per share from continuing operations - diluted	$0.47	$0.16	$0.91	$0.24
Earnings per share from discontinued operations - diluted	0.07	—	0.06	—
Diluted earnings per share	$0.54	$0.16	$0.97	$0.24
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented.

NOTE 11 – Common Stock and Stock-based Compensation
Common Stock
On May 14, 2025, the Company’s stockholders approved the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 2.25 billion shares to 4.0 billion shares.
Shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In millions)
Balance, beginning of period	1,616	1,618	1,622	1,616
Common stock issued under employee equity plans	3	2	4	5
Common stock repurchases for tax withholding on equity awards	—	—	—	(1)
Repurchases of common stock	(5)	(2)	(12)	(2)
Common stock issued in the acquisition of ZT Systems	8	—	8	—
Balance, end of period	1,622	1,618	1,622	1,618
Stock Repurchase Program
On May 13, 2025, the Company’s board of directors approved a new $6 billion share repurchase program. The authorization is in addition to the Company’s existing share repurchase program (collectively, the Repurchase Program), increasing the total repurchase authority to $14 billion. During the three and six months ended June 28, 2025, the Company repurchased 5 million and 12 million shares of its common stock under the Repurchase Program for $478 million and $1.2 billion, respectively. As of June 28, 2025, $9.5 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Stock-based Compensation
Stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In millions)
Cost of sales	$6	$5	$11	$11
Research and development	290	262	572	541
Marketing, general and administrative	73	79	150	165
Total	$369	$346	$733	$717
NOTE 12 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.

Continuing Operations
For the three and six months ended June 28, 2025, the Company recorded an income tax benefit of $834 million and $711 million representing an effective tax rate of 1,263.6% and (92.8)%, respectively. The tax benefit for the three and six months ended June 28, 2025 reflected a discrete tax benefit of $792 million and $781 million, respectively, primarily due to a tax benefit of $853 million related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the Internal Revenue Services (IRS) in April 2025, partially offset by other items, including $45 million of deferred tax expense associated with the expected gain on the transfer of appreciated assets related to the acquisition of ZT Systems.
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
As of June 28, 2025 and December 28, 2024, the Company had long-term income tax liabilities related to unrecognized tax benefits of $738 million and $1.4 billion, respectively, recorded under Other long-term liabilities in the Company’s consolidated balance sheets. The reduction in long-term income tax liabilities was primarily due to the release of $853 million of uncertain tax positions pertaining to reasonable cause relief for dual consolidated losses approved by the IRS in April 2025.
Discontinued Operations
For the three and six months ended June 28, 2025, the Company recorded an income tax benefit of $24 million primarily related to a discrete tax benefit of $49 million related to the expected disposition of the ZT Manufacturing Business partially offset by income tax expense from operations included in income from discontinued operations.
NOTE 13 – Commitments and Contingencies
Commitments
The Company’s purchase commitments primarily include obligations to purchase wafers and substrates from third parties, and obligations for future payments related to multi-year cloud service provider, software, technology and IP license agreements. These purchase obligations were made under noncancellable purchase orders and contractual obligations requiring minimum purchases for which cancellation would lead to significant penalties.
Total future unconditional purchase commitments as of June 28, 2025 were as follows:

Fiscal Year	(In millions)
Remainder of 2025	$5,482
2026	1,152
2027	910
2028	861
2029	729
2030 and thereafter	304
Total unconditional purchase commitments	$9,438
The Company continually works with suppliers and partners on timing of payments and deliveries of purchase commitments, taking into account business conditions.
Contingencies
During the quarterly period ended June 28, 2025, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 14 – Restructuring Charges
In the fourth quarter of 2024, the Company implemented a restructuring plan (the 2024 Restructuring Plan) which reduced the global workforce by approximately 4% of headcount. Actions associated with the 2024 Restructuring Plan were substantially completed in the first quarter of fiscal year 2025. The 2024 Restructuring Plan charges to date were $186 million, of which $113 million was related to employee severance and benefits and $73 million was related to asset impairment. During the three and six months ended June 28, 2025, the Company made $3 million and $78 million of severance payments and had no charges or adjustments to period expense under the 2024 Restructuring Plan. As of June 28, 2025 and December 28, 2024, restructuring plan liabilities of $11 million and $89 million, respectively, were recorded within Accrued liabilities in the consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; the expectation that international sales will continue to be a significant portion of total sales in the foreseeable future; the expectation that AMD’s cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and our commercial paper program will be sufficient to fund AMD’s operations, capital expenditures, purchase commitments and strategic activities over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; the expectation that revenue allocated to remaining performance obligations that are unsatisfied will be recognized in the next 12 months; that a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as AI; AMD’s ability to achieve its corporate responsibility initiatives; compliance costs associated with new or developing sustainability laws and requirements; expected future AI trends and developments; the expected benefits of AMD’s acquisition of ZT Group Int’l, Inc. (ZT Systems); AMD’s pending sale of ZT Systems’ manufacturing business; the extent of impact of export restrictions imposed on by the U.S. on our business; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
References in this Quarterly Report on Form 10-Q to “AMD,” “we,” “us,” “management,” “our” or the “Company” mean Advanced Micro Devices, Inc. and our consolidated subsidiaries.
AMD, the AMD Arrow logo, AMD Instinct, EPYC, Radeon, Ryzen, Xilinx and combinations thereof are trademarks of Advanced Micro Devices, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners. “Zen” is a codename for an AMD architecture and is not a product name.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “we”, “us,” “our”, “AMD” or the “Company”), including a discussion of our results of operations for the three and six months ended June 28, 2025 compared to the prior year period and an analysis of changes in our financial condition.
Beginning with the fiscal year ending December 27, 2025, we combined the Client and Gaming segments into one reportable segment to align with how we manage our business. Net revenue for the three months ended June 28, 2025 was $7.7 billion, a 32% increase compared to the prior year period. The increase in net revenue was driven by an increase in Client and Gaming segment revenue primarily driven by strong demand for the latest “Zen 5” AMD Ryzen™ processors and higher semi-custom sales, and an increase in Data Center segment revenue primarily driven by growth in AMD EPYC™ CPU sales. Embedded segment revenue decreased as end market demand remained mixed.
Gross margin for the three months ended June 28, 2025 was 40% compared to gross margin of 49% for the prior year period. The decrease in gross margin was primarily due to approximately $800 million of inventory and related charges associated with the U.S. government export control on AMD Instinct™ MI308 Data Center GPU products.
Operating loss for the three months ended June 28, 2025 was $134 million compared to operating income of $269 million for the prior year period. The decrease in operating income was due to lower gross margin and higher operating expenses. Net income for the three months ended June 28, 2025 was $872 million compared to net income of $265 million for the prior year period. The increase in net income was primarily driven by the income tax benefit resulting from an $853 million release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses received from the Internal Revenue Services (IRS).
As of June 28, 2025, our cash, cash equivalents and short-term investments were $5.9 billion compared to $5.1 billion as of December 28, 2024. During the six months ended June 28, 2025, we generated $3.0 billion of cash from operating activities and we returned $1.2 billion to stockholders through the repurchase of common stock under our Repurchase Program.
On March 31, 2025 (the Acquisition Date), we completed the acquisition of ZT Group Int’l, Inc. (ZT Systems), which is expected to enable AMD to deliver end-to-end AI solutions and accelerate the design and deployment of AMD-powered AI infrastructure at scale optimized for the cloud. At the close of the acquisition, we paid $3.2 billion in cash and issued 8,335,849 shares of our common stock. To the extent contingencies are fully met, we will pay an additional $300 million in cash and issue up to 740,961 shares of our common stock.
At the time of the announcement of the ZT Systems acquisition in August 2024, we disclosed our intent to divest ZT Systems’ data center infrastructure manufacturing business (the ZT Manufacturing Business), while retaining only certain intellectual property and employees (the ZT Design Business). Accordingly, upon acquisition, we classified the ZT Manufacturing Business and its related assets and liabilities as held for sale. The results of the ZT Design Business and the ZT Manufacturing Business are presented within continuing operations and discontinued operations of AMD’s consolidated statements of operations and cash flows, respectively. The consolidated statements of operations include immaterial revenue attributable to the ZT Design Business, which is reported within the Data Center segment from the Acquisition Date.

On May 18, 2025, we entered into an equity purchase agreement (the Sale Agreement) with Sanmina Corporation to sell the ZT Manufacturing Business for $3.0 billion in cash and stock, inclusive of a contingent payment of up to $450 million, subject to customary adjustments for working capital and other items. The Sale Agreement provides that if the sale is not completed by May 18, 2026, subject to two automatic extensions until November 18, 2026, we will be entitled to receive a termination fee of up to $153 million. The transaction is expected to close near the end of 2025, subject to regulatory approvals and customary closing conditions.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to our revenue, inventories, goodwill, long-lived and intangible assets, business combination accounting and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
Other than the estimates used in accounting for business combinations, management believes there have been no significant changes for the three and six months ended June 28, 2025 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
Business Combinations. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to assets and liabilities held for sale, intangible assets and contingent consideration. Significant estimates and inputs used in valuing acquired assets and liabilities held for sale, developed technology, and other identifiable intangible assets include, but are not limited to, expected future revenue, future changes in technology, useful lives, and risk-adjusted discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized.
Results of Continuing Operations
Beginning with the fiscal year ending December 27, 2025, we combined the Client and Gaming segments into one reportable segment to align with how we manage our business. Neither of the Client and Gaming businesses qualify as a separate reportable operating segment, however, we continue to separately disclose revenues for each business. All prior period segment data were retrospectively adjusted.
Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In millions)
Net revenue:
Data Center	$3,240	$2,834	$6,914	$5,171
Client and Gaming
Client	$2,499	$1,492	$4,793	$2,860
Gaming	1,122	648	1,769	1,570
Total Client and Gaming	3,621	2,140	6,562	4,430
Embedded	824	861	1,647	1,707
Total net revenue	$7,685	$5,835	$15,123	$11,308

Cost of sales and operating expenses:
Data Center	$3,395	$2,091	$6,137	$3,887
Client and Gaming	2,854	1,974	5,299	4,027
Embedded	549	516	1,044	1,020
All other	1,021	985	1,971	2,069
Total cost of sales and operating expenses	$7,819	$5,566	$14,451	$11,003

Operating income (loss):
Data Center	$(155)	$743	$777	$1,284
Client and Gaming	767	166	1,263	403
Embedded	275	345	603	687
All other	(1,021)	(985)	(1,971)	(2,069)
Total operating income (loss)	$(134)	$269	$672	$305
Data Center
Data Center net revenue of $3.2 billion for the three months ended June 28, 2025 increased by 14%, compared to net revenue of $2.8 billion for the prior year period. Data Center net revenue of $6.9 billion for the six months ended June 28, 2025 increased by 34%, compared to net revenue of $5.2 billion for the prior year period. The increase in both periods was primarily driven by the growth in AMD EPYC™ CPU sales.
Data Center operating loss was $155 million for the three months ended June 28, 2025, compared to operating income of $743 million for the prior year period. Data Center operating income was $777 million for the six months ended June 28, 2025, compared to operating income of $1.3 billion for the prior year period. The decrease in operating income in both periods was primarily due to approximately $800 million of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 GPU products and higher R&D expense.
Client and Gaming
Client and Gaming net revenue of $3.6 billion for the three months ended June 28, 2025 increased by 69%, compared to net revenue of $2.1 billion for the prior year period. Client and Gaming net revenue of $6.6 billion for the six months ended June 28, 2025 increased by 48%, compared to net revenue of $4.4 billion for the prior year period.

Client revenue for the three months ended June 28, 2025 was $2.5 billion, up 67% from the prior year period, primarily driven by a 42% increase in average selling price, and a 17% increase in unit shipments of AMD Ryzen mobile and desktop processors. Client revenue for the six months ended June 28, 2025 was $4.8 billion, up 68% from the prior year period, primarily driven by a 43% increase in average selling price and 20% increase in unit shipments of AMD Ryzen mobile and desktop processors.
Gaming revenue for the three months ended June 28, 2025 was $1.1 billion, up 73% from the prior year period. Gaming revenue for the six months ended June 28, 2025 was $1.8 billion, up 13% from the prior year period. The increase in both periods was primarily due to an increase in semi-custom and gaming graphics revenue.
Client and Gaming operating income was $767 million for the three months ended June 28, 2025, compared to operating income of $166 million for the prior year period. Client and Gaming operating income was $1.3 billion for the six months ended June 28, 2025, compared to operating income of $403 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher operating expenses.
Embedded
Embedded net revenue of $824 million for the three months ended June 28, 2025 decreased by 4%, compared to net revenue of $861 million for the prior year period. Embedded net revenue of $1.6 billion for the six months ended June 28, 2025 decreased by 4%, compared to net revenue of $1.7 billion for the prior year period. Net revenue decreased in both periods as end market demand remained mixed.
Embedded operating income was $275 million for the three months ended June 28, 2025, compared to operating income of $345 million for the prior year period. Embedded operating income was $603 million for the six months ended June 28, 2025, compared to operating income of $687 million for the prior year period. The decrease in operating income in both periods was primarily due to product mix.
All Other
All Other operating loss of $1.0 billion for the three months ended June 28, 2025 primarily consisted of $568 million of amortization of acquisition-related intangibles and $369 million of stock-based compensation expense. All Other operating loss of $985 million for the three months ended June 29, 2024 primarily consisted of $603 million of amortization of acquisition-related intangibles and $346 million of stock-based compensation expense.
All Other operating loss of $2.0 billion for the six months ended June 28, 2025 primarily consisted of $1.1 billion of amortization of acquisition-related intangibles and $733 million of stock-based compensation expense. All Other operating loss of $2.1 billion for the six months ended June 29, 2024 primarily consisted of $1.2 billion of amortization of acquisition-related intangibles and $717 million of stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 71% and 60% for the three months ended June 28, 2025 and June 29, 2024, respectively. International sales as a percentage of net revenue were 69% and 60% for the six months ended June 28, 2025 and June 29, 2024, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Gross Margin and Expenses
The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	In millions, except percentages
Net revenue	$7,685	$5,835	$15,123	$11,308
Cost of sales	4,366	2,740	7,817	5,423
Amortization of acquisition-related intangibles	260	231	511	461
Gross profit	3,059	2,864	6,795	5,424
Gross margin	40%	49%	45%	48%
Research and development	1,894	1,583	3,622	3,108
Marketing, general and administrative	991	640	1,877	1,247
Amortization of acquisition-related intangibles	308	372	624	764
Interest expense	(38)	(25)	(58)	(50)
Other income (expense), net	98	55	137	108
Income tax provision (benefit)	(834)	41	(711)	(11)
Income from discontinued operations, net of tax	104	—	104	—
Gross Margin
Gross margin was 40% and 49% for the three months ended June 28, 2025 and June 29, 2024, respectively. Gross margin was 45% and 48% for the six months ended June 28, 2025 and June 29, 2024, respectively. The decrease in gross margin in both periods was primarily due to approximately $800 million of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 Data Center GPU products.
Expenses
Research and Development Expenses
Research and development expenses of $1.9 billion for the three months ended June 28, 2025 increased by $311 million, or 20%, compared to $1.6 billion for the prior year period. Research and development expenses of $3.6 billion for the six months ended June 28, 2025 increased by $514 million, or 17%, compared to $3.1 billion for the prior year period. The increase in both periods was primarily due to higher employee-related costs from an increase in headcount from acquisitions, in support of our continued focus on our AI strategy.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $991 million for the three months ended June 28, 2025 increased by $351 million, or 55%, compared to $640 million for the prior year period. Marketing, general and administrative expenses of $1.9 billion for the six months ended June 28, 2025 increased by $630 million, or 51%, compared to $1.2 billion for the prior year period. The increase in both periods was primarily due to an increase in go-to-market activities in our Client and Gaming segment.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $568 million for the three months ended June 28, 2025 decreased by $35 million, or 6%, compared to $603 million for the prior year period. Amortization of acquisition-related intangibles of $1.1 billion for the six months ended June 28, 2025 decreased by $90 million, or 7%, compared to $1.2 billion for the prior year period. The decrease in both periods was primarily due to certain acquisition-related intangibles that were fully amortized in the prior fiscal year, partially offset by amortization of intangible assets from current fiscal quarter acquisitions.
Interest Expense
Interest expense for the three and six months ended June 28, 2025 was $38 million and $58 million, respectively. Interest expense for the three and six months ended June 29, 2024 was $25 million and $50 million, respectively.

The increase in both periods was due to the issuance of $1.5 billion in aggregate principal amount of 4.212% Notes and 4.319% Notes on March 24, 2025.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income from short-term investments, changes in valuation of equity investments, and foreign currency transaction gains and losses.
Other income (expense), net for three and six months ended June 28, 2025 was $98 million and $137 million, respectively. Other income (expense), net for the three and six months ended June 29, 2024 was $55 million and $108 million, respectively. The increase was primarily due to unrealized gains and dividends received from investments in nonmarketable securities of privately held companies.
Income Taxes
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three and six months ended June 28, 2025, we recorded an income tax benefit of $834 million and $711 million representing an effective tax rate from continuing operations of 1,263.6% and (93)%, respectively. The tax benefit for the three and six months ended June 28, 2025 reflected a discrete tax benefit of $792 million and $781 million, respectively, primarily due to a tax benefit of $853 million related to the release of reserves for uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the IRS in April 2025, partially offset by other items, including $45 million of deferred tax expense associated with the expected gain on the transfer of appreciated assets related to the ZT Systems acquisition.
For the three and six months ended June 29, 2024, we recorded an income tax provision of $41 million and an income tax benefit of $11 million representing an effective tax rate from continuing operations of 13.4% and (2.9)%, respectively. The tax provision for the three months ended June 29, 2024 reflected a discrete tax expense of $21 million, primarily related to interest and penalties accrued for uncertain tax positions partially offset by the tax effects of stock-based compensation. The tax benefit for the six months ended June 29, 2024 reflected a discrete tax benefit of $40 million, primarily related to stock-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The new law extended key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and immediate expensing for domestic research and development expenditures. We are currently assessing the impact of OBBBA on our consolidated financial statements.

Results of Discontinued Operations
Net income from discontinued operations of $104 million includes the results of operations of the ZT Manufacturing Business, partially offset by a $35 million fair value increase in the contingent consideration liability related to the acquisition of ZT Systems and net of an income tax benefit of $24 million.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 28, 2025 and December 28, 2024, our cash, cash equivalents and short-term investments were $5.9 billion and $5.1 billion, respectively.

Our operating, investing and financing activities for the six months ended June 28, 2025 compared to the prior year period are as described below:

	Six Months Ended
	June 28, 2025	June 29, 2024
	(In millions)
Net cash provided by (used in):
Net cash provided by operating activities of continuing operations	$2,401	$1,114
Net cash provided by operating activities of discontinued operations	549	—
Operating activities	2,950	1,114
Net cash (used in) provided by investing activities of continuing operations	(2,633)	251
Net cash (used in) investing activities of discontinued operations	(22)	—
Investing activities	(2,655)	251
Financing activities of continuing operations	347	(1,185)
Net increase in cash, cash equivalents and restricted cash	$642	$180
On March 31, 2025, we completed the acquisition of ZT Systems. At the close of the acquisition, we paid $3.2 billion in cash and issued 8,335,849 shares of our common stock. To the extent contingencies are fully met, we will pay an additional $300 million in cash and issue up to 740,961 shares of our common stock.
On May 18, 2025, we entered into an equity purchase agreement with Sanmina Corporation to sell the ZT Manufacturing Business for $3.0 billion in cash and stock, inclusive of a contingent payment of up to $450 million, subject to customary adjustments for working capital and other items. The transaction is expected to close near the end of 2025, subject to regulatory approvals and customary closing conditions.
As of June 28, 2025, our principal long-term debt obligations were $3.3 billion.
We may issue unsecured commercial paper up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. During the three months ended March 29, 2025, we issued $950 million in aggregate principal amount of commercial paper which was subsequently repaid before June 28, 2025. As of June 28, 2025, we had no commercial paper outstanding.
We have $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. No funds were drawn from this credit facility during the three months ended June 28, 2025.
As of June 28, 2025, we had unconditional purchase commitments of approximately $9.4 billion, of which $5.5 billion are for the remainder of fiscal year 2025. We work continually with our suppliers and partners on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
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
Net cash provided by operating activities of continuing operations was $2.4 billion in the six months ended June 28, 2025, primarily due to our net income of $1.6 billion, adjusted for non-cash and non-operating charges of $1.2 billion and net cash outflows of $284 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities were a $1.1 billion decrease in accounts receivable due to higher receipts of customer payments and a $943 million increase in inventory primarily to support the continued ramp of Client and Data Center products in advanced process technology nodes. Net cash provided by operating activities of the ZT Manufacturing Business, classified as discontinued operations, was $549 million.

Net cash provided by operating activities of continuing operations was $1.1 billion in the six months ended June 29, 2024, primarily due to our net income of $388 million, adjusted for non-cash and non-operating charges of $2.1 billion and net cash outflows of $1.4 billion from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities was a $710 million increase in inventory primarily to support the continued ramp of Data Center and Client products in advanced process nodes, and a $373 million increase in accounts receivable due to timing of customer payments. There was no net cash provided by operating activities of discontinued operations for the six months ended June 29, 2024.
Investing Activities
Net cash used in investing activities of continuing operations was $2.6 billion for the six months ended June 28, 2025, which primarily consisted of cash used in acquisitions of $1.7 billion, the purchases of short-term investments of $796 million, purchases of strategic investments of $358 million, and purchases of property and equipment of $494 million, partially offset by $731 million of proceeds from the maturity and sale of short-term investments. Net cash used in investing activities of the ZT Manufacturing Business, classified as discontinued operations, was $22 million due to purchases of equipment.
Net cash provided by investing activities of continuing operations was $251 million for the six months ended June 29, 2024 which primarily consisted of $1.2 billion of proceeds from the maturity and sale of short-term investments, partially offset by cash used in the purchases of short-term investments of $565 million and purchases of property and equipment of $296 million. There was no net cash provided by investing activities of discontinued operations for the six months ended June 29, 2024.
Financing Activities
Net cash provided by financing activities of continuing operations was $347 million for the six months ended June 28, 2025, which primarily consisted of cash received from the issuance of senior notes of $1.5 billion and $950 million of commercial paper, partially offset by stock repurchases of $1.2 billion. There was no net cash provided by financing activities of discontinued operations for the six months ended June 28, 2025.
Net cash used in financing activities was $1.2 billion for the six months ended June 29, 2024, which primarily consisted of repayment of the 2.95% Notes of $750 million, common stock repurchase of $356 million, and repurchases for tax withholding on employee equity plans of $226 million. There was no net cash provided by financing activities of discontinued operations for the six months ended June 29, 2024.

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
As of June 28, 2025, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting for the three months ended June 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Climate change may have an impact on our business.
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
•Our ability to complete the sale of ZT Systems’ manufacturing business is subject to closing conditions.
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
Delivering the latest and best products to market on time is critical to revenue growth. The competitiveness of our products depends on a number of factors including, performance, total cost of ownership, timely product introductions, product quality and reliability, product features and capabilities, energy efficiency (including power consumption and battery life, given their impact on total cost of ownership), size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability.
Competition is expected to remain intense, driven by rapid technological change, evolving standards, shifting customer preferences, product obsolescence, and frequent product launches from both established and new competitors. Some of our competitors may possess stronger market positions, larger customer bases, more design wins, and greater financial, sales, marketing, and distribution resources than us. As a result, they may be able to acquire market share or limit our ability to do so, more effectively capitalize on new market opportunities, and transition their products more efficiently than we can. Some competitors are pursuing alternative computing architectures, such as Arm, which could grow the Arm ecosystem and increase competition in consumer, commercial and data center, reducing demand for our products. Additionally, we may encounter competition from customers who internally develop products to support similar AI workloads to those supported by ours.
Our competitors may use their market position and financial resources to market and price their products in a way to dissuade customers from purchasing from us. For example, Intel uses its microprocessor market position to price its products aggressively and target our customers and channel partners with special incentives. These aggressive activities have reduced and may reduce our unit sales and average selling prices for many of our products, adversely affecting our business. Similarly, Nvidia leverages its market position in data center GPU, financial resources, and proprietary software ecosystem to promote its systems and influences customers who do business with us. Our competitors’ business practices, including allocation strategies, pricing actions, product mix and introduction schedules, licensing terms, marketing arrangements, business acquisitions and product bundling strategies, can limit customers’ ability to choose alternative products, including ours. This may limit our market share and decrease our margins and profitability, which may have a material adverse effect on our business.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. For instance, in our Data Center segment, we offer products that are optimized for generative AI applications and in 2024, we experienced significant demand for our AI accelerators. The demand for such products will in part depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown. Also, our Client and Gaming segment revenue is focused on the consumer desktop and notebook PC segments and will depend in part on the market’s adoption of AI PCs. We are actively building AI capabilities into all our Client products, such as Ryzen AI PC processors, but there can be no assurance about the rate and pace of adoption of such product offerings. In the past, revenue from the Client and Gaming segment has experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles.
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
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to identify industry changes, and adapt our strategy to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry trends and requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that we will be able to meet the evolving needs of industry changes or that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in identifying, developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends, or if we fail to predict which new form factors, product features preferences or requirements consumers will adopt and adapt our business accordingly, we may lose competitive positioning, which could cause us to lose market share. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results. For example, as part of our pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are actively building AI capabilities into our products, but there can be no assurance about the rate and pace of adoption of such product offerings. In our Data Center segment, we offer products that are optimized for generative AI applications and we have experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications as both the near-term and long-term trajectory of such generative AI solutions is unknown. If we fail to develop and timely offer or deploy such products and technologies, keep pace with the product offerings of our competitors, or adapt to unexpected changes in industry standards or disruptive technological innovation, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. We may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.
Delays in developing, qualifying or shipping new products can also cause us to miss our customers’ product design windows or, in some cases, breach contractual obligations. If our customers do not include our products in the initial design of their computer systems or products, they will typically not use our products in their systems or products until at least the next design configuration. The process of being qualified for inclusion in a customer’s system or product can be lengthy and could cause us to further miss a cycle in the demand of end-users, which could result in a loss of market share and harm our business. We also depend on the success and timing of our customers’ platform launches. If our customers delay their product launches or if our customers do not effectively market their platforms with our products, it could result in a delay in bringing our products to market and cause us to miss a cycle in the demand of end-users, which could materially adversely affect our business. The increasing frequency and complexity of our newly introduced products may result in unanticipated quality or production issues that could result in product delays. In addition, market demand requires that products incorporate new features and performance standards on an industry-wide basis. Over the life of a specific product, the sale price is typically reduced over time. The introduction of new products and enhancements to existing products is necessary to maintain the overall corporate average selling price. If we are unable to introduce new products with sufficiently high sale prices or to increase unit sales volumes capable of offsetting the reductions in the sale prices of existing products over time, our business could be materially adversely affected.
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
The products that we sell are complex and have been and may in the future be subject to security vulnerabilities that could result in, among other things, the loss, corruption, theft or misuse of confidential data or system performance issues. Our efforts to prevent and address security vulnerabilities may decrease performance, be only partially effective or not successful at all. We may depend on vendors to create mitigations to their technology that we incorporate into our products and they may delay or decline to make such mitigations. We may also depend on third parties, such as customers and end-users, to deploy our mitigations alone or as part of their own mitigations, and they may delay, decline or modify the implementation of such mitigations. Our relationships with our customers could be adversely affected as some of our customers may stop purchasing our products, reduce or delay future purchases of our products, or use competing products. Any of these actions by our customers could adversely affect our revenue. We have and may in the future be subject to claims and litigation related to security vulnerabilities. Actual or perceived security vulnerabilities of our products may subject us to adverse publicity, damage to our brand and reputation, and could materially harm our business or results of operations.

IT outages, data loss, data breaches and cyberattacks could disrupt operations and compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation, financial condition and results of operations.
Our business relies on technology hardware, software, cloud services, infrastructure, networks and systems (collectively, IT Systems). We own and manage some IT Systems but also rely on critical third-party IT Systems, products and services. In the ordinary course of business, we and various third-party providers and business partners process and maintain sensitive data, including personal information about workers, customers and others, as well as intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners (collectively, Confidential Data). Maintaining the availability, integrity and security of our IT Systems and Confidential Data is critical to our business and reputation. While we and others have implemented various controls and defenses, AMD and companies like AMD and our vendors and customers have been and are increasingly subject to cybersecurity attacks, risks and threats. Risks and threat factors range in sophistication from negligent or bad acts by individuals, hackers or insiders, to ransom gangs and state-sponsored attackers. Cyber threats may be generic, or they may be custom-crafted against our IT Systems or supply chain. The increased prevalence of remote working arrangements at AMD and our providers present additional operational risks and attack vectors to our IT Systems. Our IT Systems and Confidential Data are vulnerable to a range of cybersecurity risks and threats, including malicious code that is added to widely available open-source software, compromised commercial software or security vulnerabilities in our products or systems, or those of a third party, that are being used by attackers prior to mitigations being put in place, such as zero-day attacks. Cyberattacks have and may come into our IT Systems through the compromise of users’ access credentials or those of third-party IT systems or untrusted assets. Users’ access credentials can be compromised by phishing, vishing, smishing, multi-factor authentication (MFA) prompt bombing, hacking, or other social engineering, cybersecurity, theft activities, or unintentional disclosure due to a human error.
Threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to implement adequate preventative measures against cyberattacks or to anticipate, detect, deflect, contain or recover from them in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see more sophisticated threats created through the use of AI technology to launch more automated, targeted and coordinated cyberattacks. These attacks could be crafted with an AI tool to directly attack IT Systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. We leverage AI tools and systems to help support our internal functions and operations. These systems are increasingly vulnerable to cybersecurity threats, which can significantly impact data security. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
Cyberattacks that breach our security measures, or those of our third-party service providers, customers or business partners, could result in any or all of the following, which individually or collectively could materially adversely affect our financial condition and competitive position; unauthorized access to, misuse or disclosure of Confidential Data (such as intellectual property, sensitive business information or personally identifiable information (PII)); reputational harm and/or diminution in our competitiveness; loss of existing and/or future customers; litigation and/or regulatory investigations or enforcement; significant remediation, restoration and compliance costs; and the diversion of management’s attention and key information technology resources. In addition, many governments have enacted and are continuing to enact strict privacy and security laws, such as the UK’s and European Union’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), which provide for fines, penalties, and in the case of the CCPA and similar legislation, the basis for private claims for certain types of data breaches. We anticipate ongoing and increasing costs related to enhancing and implementing information security controls, including costs related to upgrading application, computer, and network security components; training workers to maintain and monitor our security controls; investigating, responding to and remediating any data security breach, and addressing any related litigation or regulatory proceedings; mitigating reputational harm; and complying with external regulations.

Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. For example, our Embedded segment revenue decreased in 2024 as customers continued to normalize their inventory levels. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to China (including Hong Kong and Macau) and D5 countries, or to companies headquartered in or with an ultimate parent located in such countries. This restriction impacts our AMD Instinct™ MI308 product. There is no assurance that the licenses needed to export such product will be granted in a timely fashion or at all by the U.S. government. The restriction has resulted in charges of approximately $800 million in inventory and related charges, which we may be unable to recover if licenses are not granted. As such, our revenues and results of operation could be negatively affected.
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
In the design and development of new and enhanced products, we rely on third-party intellectual property such as development and testing tools for software and hardware. Furthermore, certain product features may rely on intellectual property acquired from third parties that we incorporate into our software or hardware. The design requirements necessary to meet customer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development or testing tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available with required functionality or performance in the time frame, manufacturing technology, or price point needed for our new products or fails to produce designs or functionality that meet customer demands, or laws are adopted that affect our use of third party intellectual property in certain regions or products, our business could be materially adversely affected.

We depend on third-party companies for the design, manufacture and supply of motherboards, software, memory and other computer platform components to support our business and products.
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g., BIOS, operating systems, drivers, AI models or tools), memory and other components that we use to design, support and sell, and our customers utilize to support and/or use our product offerings. We also rely on our AIB partners to support our products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software, memory and other components cease or reduce their design, quality, manufacture or production of current or future products that are based on, utilized in, or support our products, or laws are adopted that result in the same, our business could be materially adversely affected.
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

Climate change may have an impact on our business.
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
Evolving U.S. government policy toward semiconductor exports, particularly in the context of national security and foreign policy priorities could adversely affect our business. In October 2023, the Bureau of Industry and Security (BIS) of the United States Department of Commerce issued requirements for certain advanced computing items that apply to the export of products classified ECCN 3A090 or 4A090 to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China (a D5 Country). These controls prevent us from shipping certain AMD Instinct™ integrated circuits and certain AMD Versal™ FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 Country, without a license. BIS may issue new licensing requirements and regulatory controls in the future. Even new products that fall below the licensing thresholds may not be successful because we have no assurances BIS will agree that the alternative products are not subject to the new licensing requirements or that future regulations will not control the alternative products. The U.S. export restrictions on semiconductors and semiconductor technology to China and Chinese customers negatively impact our ability to sell to customers in China and make it easier for our China-based competitors to develop and sell their own solutions and reduce the need for our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to a D5 Country (including Hong Kong and Macau), and to companies headquartered in, or with an ultimate parent located in such D5 Country. This restriction impacts our AMD Instinct™ MI308 product. There is no assurance that the licenses needed to export such product will be granted in a timely fashion or at all by the U.S. government. The restriction has resulted in charges of approximately $800 million in inventory and related charges, which we may be unable to recover if licenses are not granted. As such, our revenues and results of operation could be negatively affected. In general, limits on sales of our offerings in the China market due to export controls puts us in a competitive disadvantage compared to domestic Chinese competitors and other unrestricted companies.
In January 2025, BIS issued a final rule, commonly referred to as the “AI Diffusion Rule,” that imposes new restrictions on the export, reexport and in-country transfer of certain advanced semiconductor devices and technology. The rule seeks to control the spread of advanced AI technology in a manner that promotes its potential economic and social benefits, while also protecting U.S. national security and foreign policy interests. It expands licensing requirements worldwide for transactions involving entities or end uses associated with the development or proliferation of AI capabilities. In May 2025, BIS announced its intention to rescind the AI Diffusion Rule, publish a regulation formalizing the rescission, and issue replacement rules in the future. The replacement rules may limit our ability to engage in certain business transactions, require new export licenses, delay shipments, or necessitate changes in our compliance processes and product designs to ensure regulatory compliance. Additionally, BIS’s announced plans introduce uncertainty as we evaluate whether specific products, technologies, or software fall within the scope of any new restrictions, and whether BIS will grant licenses in a timely matter or at all. Compliance with the planned rules or rules that BIS may propose in the future could result in increased costs, disruption of key customer and supplier relationships, loss of competitive positioning in international markets or reputational harm.
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
Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain environmental, social and governance matters. Both advocates and opponents of environmental, social and governance matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism or litigation, it may require us to incur costs or otherwise adversely impact our business. Stakeholder groups may find our stated goals to be insufficiently responsive to the implications of issues, and any failure to meet stakeholder expectations may result in loss of customers or in investors selling their shares, which could harm our reputation and could have a material adverse effect on our business.

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

Also, we enter into sale and factoring arrangements from time to time with respect to certain accounts receivables, which arrangements are non-recourse to us in the event that an account debtor fails to pay for credit-related reasons and are not included in our indebtedness. For example, ZT Systems is party to a master receivables purchase agreement that provides for an uncommitted receivables purchase facility. We could become obligated to repurchase such accounts receivables or otherwise incur liability to the counterparties under these arrangements under certain circumstances, such as where a commercial dispute arises between us and an account debtor.
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
Our ability to complete the sale of ZT Systems’ manufacturing business is subject to closing conditions, including the receipt of certain regulatory approvals, which may impose conditions that could cause the sale to be delayed or not be completed.
On May 18, 2025, we entered into an equity purchase agreement (the Agreement) to sell ZT Systems’ data center infrastructure manufacturing business (the Transaction) to Sanmina Corporation (Sanmina). Divestitures involve certain risks and uncertainties such as: litigation; changes in market conditions or geopolitical conditions affecting the regions or industries in which we or our counterparties operate; disruption of our ongoing business and distraction of management; failure to effectively transfer liabilities, contracts, facilities and employees to buyer; continued financial obligations and unanticipated liabilities; and closing delays. The Transaction is subject to the satisfaction or waiver of a number of customary conditions as specified in the Agreement, including receipt of certain specified required regulatory approvals and the absence of laws or orders restraining the consummation of the Agreement, among others. We cannot assure you that we will receive the necessary regulatory approvals at all or in a timely manner or that closing conditions will be satisfied. Any delay in completing the Transaction could prevent us from realizing, or delay us in realizing, some or all of the anticipated benefits we expect to achieve from the Transaction. Additionally, any such delays may impact or restrict our ability to pursue other business opportunities or strategic transactions. If the Transaction is not completed, we may incur significant costs that we may be unable to recover, which could negatively affect our business and results of operations. Delays in the completion of, or the failure to complete, the Transaction may materially affect our business, financial condition, operating results, and our stock price.
Any impairment of our tangible, definite-lived intangible or indefinite-lived intangible assets, including goodwill, may adversely impact our financial position and results of operations.
We account for certain acquisitions, including the Xilinx, Inc. (Xilinx), Pensando Systems Inc. (Pensando), Silo AI and ZT Group Int’l, Inc. (ZT Systems) acquisitions, using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD representing the accounting acquirer under this guidance. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. In connection with the acquisitions of Xilinx, Pensando, Silo AI and ZT Systems, we recorded significant goodwill and other intangible assets on our condensed consolidated balance sheets. Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually, and all tangible and intangible assets including goodwill will be tested for impairment when certain indicators are present. If, in the future, we determine that tangible or intangible assets, including goodwill, are impaired, we would record an impairment charge at that time. Impairment testing of goodwill requires significant use of judgment and assumptions, particularly as it relates to the determination of fair value. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, significant negative industry or economic trends, which may represent an indicator of impairment. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of tangible and intangible assets, including goodwill, and may require us to record future impairment charges, which may have a material adverse impact on our financial position and results of operations.

General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 71% for the three months ended June 28, 2025. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; imposition of new and increased tariffs; worsening trade relationship between the United States and China (or other countries); volatile global economic conditions, including downturns or recessions in which some competitors may become more aggressive in their pricing practices; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Changes in the public perception of the U.S. government in the regions where we operate or plan to operate could also negatively impact our business and results of operations. Recently, the United States and other countries and coalitions have issued sanctions and revisions to export control and other regulations against Russia, Belarus, and the DNR and LNR regions of Ukraine, due to the conflict in Ukraine. The Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets. Also, in addition to restrictions imposed by the United States or China on exports or imports from one another, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results.
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters and climate change such as earthquakes, tsunamis, flooding, tropical cyclones, droughts, fires, sea-level rise, extreme heat and volcanic eruptions that disrupt our operations, or those of our manufacturers, vendors or customers. For example, our California operations are located near major earthquake fault lines. In April 2024, Taiwan experienced an earthquake where our third-party wafer foundries are located. We also have operations and employees in regions that have experienced extreme weather such as prolonged heat waves, wildfires and freezing. Extreme weather events and natural disasters can also disrupt the ability of our suppliers to deliver expected manufacturing parts and/or services for periods of time. In addition, certain natural disasters, including drought, wildfires, storms, sea-level rise and flooding, could disrupt the availability of water necessary for the operations of our business or the business of our suppliers or customers. Global climate change also may result in chronic changes that result in certain natural disasters occurring more frequently or with greater intensity, which could disrupt our operations, or the operations of our third parties. There may be conflict or uncertainty in the countries in which we, our customers and suppliers operate, including public health issues, epidemics and pandemics, safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. Global health outbreaks, such as COVID-19, have and may adversely affect our employees and disrupt our business operations, as well those of our customers and suppliers. Public health measures by government authorities may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity or disrupt our supply chain, which may have a material adverse effect on our business.
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
We have an approved stock repurchase program that authorizes repurchases of up to $14 billion of our common stock (Repurchase Program). As of June 28, 2025, $9.5 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an approved stock repurchase program authorizing repurchases of up to $14 billion of our common stock (Repurchase Program). We expect to fund repurchases through cash generated from operations. Our Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
The following table provides information relating to our repurchase of common stock for the three months ended June 28, 2025:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Mar. 30, 2025 to Apr. 26, 2025	3,358,460	$89.35	3,358,460	$9,643
Apr. 27, 2025 to May 24, 2025	519,094	$111.75	519,094	$9,585
May 25, 2025 to Jun. 28, 2025	1,050,235	$114.64	1,050,235	$9,465
Total	4,927,789
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended June 28, 2025, there were $44 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.4 million shares of common stock from employees in connection with such net share settlement at an average price of $111.00 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarterly period ended June 28, 2025, the following directors and officers adopted, modified or terminated 10b5-1 plans:

Name	Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares to be Sold		Expiration Date
				Rule 10b5-1*	Non-Rule 10b5‑1**
Forrest Norrod	Executive Vice President and General Manager, Data Center Solutions	Adopt	June 6, 2025	X		77,837		June 6, 2026
Ava Hahn	Senior Vice President, General Counsel and Corporate Secretary	Adopt	June 2, 2025	X		8,254	[1]	June 2, 2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
[1] The total number of shares to be sold cannot be determined as of the date of this Quarterly Report as the planned sale amount for the officer includes a designated percentage of net vested shares. The number listed reflects the maximum number of shares available to be sold pursuant to the officer’s 10b5-1 trading plan.

 ITEM 6. EXHIBITS

2.1
Equity Purchase Agreement dated as of May 18, 2025, by and among Advanced Micro Designs, Inc., AMD Design, LLC, ZT Group Int’l, Inc. and Sanmina Corporation, filed as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated May 18, 2025, is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc., filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K/A dated May 14, 2025, is hereby incorporated by reference.
3.2
Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended on February 13, 2024, filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated February 20, 2024, is hereby incorporated by reference.

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

ADVANCED MICRO DEVICES, INC.

August 5, 2025	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer