Form 10-Q
period 2025-09-27
ADVANCED MICRO DEVICES INC
filed 2025-11-05
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of October 30, 2025: 1,628,041,540

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In millions, except per share amounts)
Net revenue	$9,246	$6,819	$24,369	$18,127
Cost of sales	4,206	3,167	12,023	8,590
Amortization of acquisition-related intangibles	260	233	771	694
Total cost of sales	4,466	3,400	12,794	9,284
Gross profit	4,780	3,419	11,575	8,843

Research and development	2,139	1,636	5,761	4,744
Marketing, general and administrative	1,069	707	2,946	1,954
Amortization of acquisition-related intangibles	302	352	926	1,116
Total operating expenses	3,510	2,695	9,633	7,814
Operating income	1,270	724	1,942	1,029

Interest expense	(37)	(23)	(95)	(73)
Other income (expense), net	82	36	219	144
Income from continuing operations before income taxes and equity income	1,315	737	2,066	1,100

Income tax provision (benefit)	153	(27)	(558)	(38)
Equity income in investee	10	7	25	21
Income from continuing operations, net of tax	1,172	771	2,649	1,159
Income from discontinued operations, net of tax	71	—	175	—
Net income	$1,243	$771	$2,824	$1,159

Earnings per share
Earnings from continuing operations - basic	$0.72	$0.48	$1.63	$0.72
Earnings from discontinued operations - basic	0.04	—	0.11	—
Basic earnings per share	$0.76	$0.48	$1.74	$0.72

Earnings from continuing operations - diluted	$0.71	$0.47	$1.62	$0.71
Earnings from discontinued operations - diluted	0.04	—	0.11	—
Diluted earnings per share	$0.75	$0.47	$1.73	$0.71

Shares used in per share calculation
Basic	1,626	1,620	1,623	1,619
Diluted	1,641	1,636	1,632	1,638
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In millions)
Net income	$1,243	$771	$2,824	$1159
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedges	(23)	31	56	12
Total comprehensive income	$1,220	$802	$2,880	$1,171
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 27, 2025	December 28, 2024
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,808	$3,787
Short-term investments	2,435	1,345
Accounts receivable, net	6,201	6,192
Inventories	7,313	5,734
Assets held for sale	3,990	—
Prepaid expenses and other current assets	2,253	1,991
Total current assets	27,000	19,049
Property and equipment, net	2,205	1,802
Goodwill	25,083	24,839
Acquisition-related intangibles, net	17,250	18,930
Deferred tax assets	633	688
Other non-current assets	4,720	3,918
Total assets	$76,891	$69,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,483	$2,466
Accrued liabilities	5,112	4,260
Current portion of long-term debt, net	873	—
Liabilities held for sale	1,908	—
Other current liabilities	324	555
Total current liabilities	11,700	7,281
Long-term debt, net	2,347	1,721
Long-term operating lease liabilities	650	491
Deferred tax liabilities	326	349
Other long-term liabilities	1,078	1,816
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 4,000; shares issued: 1,693 and 1,680; shares outstanding: 1,628 and 1,622	17	17
Additional paid-in capital	62,657	61,362
Treasury stock, at cost (shares held: 65 and 58)	(7,059)	(6,106)
Retained earnings	5,188	2,364
Accumulated other comprehensive loss	(13)	(69)
Total stockholders’ equity	60,790	57,568
Total liabilities and stockholders’ equity	$76,891	$69,226

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(In millions)
Cash flows from operating activities:
Net income	$2,824	$1,159
Income from discontinued operations, net of tax	(175)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	556	499
Amortization of acquisition-related intangibles	1,697	1,810
Stock-based compensation	1,152	1,068
Deferred income taxes	18	(863)
Release of reserves for uncertain tax positions	(853)	—
Inventory loss at (recovery from) contract manufacturer	(67)	65
Other	29	32
Changes in operating assets and liabilities:
Accounts receivable, net	(7)	(1,961)
Inventories	(1,579)	(1,096)
Prepaid expenses and other assets	(259)	(171)
Accounts payable	998	574
Accrued and other liabilities	(145)	626
Net cash provided by operating activities of continuing operations	4,189	1,742
Net cash provided by operating activities of discontinued operations	920	—
Net cash flows provided by operating activities	5,109	1,742
Cash flows from investing activities:
Purchases of property and equipment	(752)	(428)
Purchases of short-term investments	(2,110)	(707)
Proceeds from maturity of short-term investments	982	1,351
Proceeds from sale of short-term investments	66	591
Purchases of strategic investments	(432)	(131)
Acquisitions, net of cash acquired	(1,716)	(548)
Other	—	(15)
Net cash (used in) provided by investing activities of continuing operations	(3,962)	113
Net cash used in investing activities of discontinued operations	(30)	—
Net cash flows (used in) provided by investing activities	(3,992)	113
Cash flows from financing activities:
Proceeds from debt and commercial paper issuance, net of issuance costs	2,441	—
Repayment of debt and commercial paper	(950)	(750)
Proceeds from sales of common stock through employee equity plans	169	152
Repurchases of common stock	(1,316)	(606)
Stock repurchases for tax withholding on employee equity plans	(447)	(686)
Other	—	(1)
Net cash used in financing activities of continuing operations	(103)	(1,891)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,014	(36)
Cash, cash equivalents and restricted cash at beginning of period	3,811	3,933
Cash, cash equivalents and restricted cash at end of period	$4,825	$3,897

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$818	$1,011
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$153	$99
Reissuance of treasury stock for the acquisition of ZT Systems	$860	$—
Contingent consideration liability for the acquisition of ZT Systems	$361	$—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$4,808	$3,897
Restricted cash included in Prepaid expenses and other current assets	17	—
Cash, cash equivalents and restricted cash at end of period	$4,825	$3,897

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$17	$17	$17	$17
Balance, end of period	$17	$17	$17	$17
Additional paid-in capital
Balance, beginning of period	$62,228	$60,542	$61,362	$59,676
Common stock issued under employee equity plans	10	3	170	152
Stock-based compensation	419	351	1,152	1,068
Reissuance of treasury stock	—	—	(27)	—
Balance, end of period	$62,657	$60,896	$62,657	$60,896
Treasury stock
Balance, beginning of period	$(6,535)	$(5,103)	$(6,106)	$(4,514)
Repurchases of common stock	(81)	(250)	(1,317)	(606)
Common stock repurchases for tax withholding on employee equity plans	(443)	(459)	(524)	(692)
Reissuance of treasury stock	—	—	888	—
Balance, end of period	$(7,059)	$(5,812)	$(7,059)	$(5,812)

Retained earnings:
Balance, beginning of period	$3,945	$1,111	$2,364	$723
Net income	1,243	771	2,824	1,159
Balance, end of period	$5,188	$1,882	$5,188	$1,882

Accumulated other comprehensive income (loss):
Balance, beginning of period	$10	$(29)	$(69)	$(10)
Other comprehensive income (loss)	(23)	31	56	12
Balance, end of period	$(13)	$2	$(13)	$2

Total stockholders' equity	$60,790	$56,985	$60,790	$56,985
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
On March 31, 2025, the Company completed the acquisition of ZT Group Int’l, Inc. (ZT Systems). See Note 5 - Acquisitions and Divestitures for additional information.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 27, 2025 shown in this report are not necessarily indicative of results to be expected for the full year ending December 27, 2025 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024. Certain amounts from fiscal year 2024 have been reclassified to conform to current period presentation. These include the presentation of Payables to related parties within Accounts payable, Operating lease right-of-use assets and Investment: equity method within Other non-current assets, and Receivables from related parties within Prepaid expenses and other current assets.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and nine months ended September 27, 2025 and September 28, 2024 each consisted of 13 weeks and 39 weeks, respectively.
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

NOTE 3 – Supplemental Financial Statement Information

Inventories	September 27, 2025	December 28, 2024
	(In millions)
Raw materials	$676	$351
Work in process	4,401	4,289
Finished goods	2,236	1,094
Total inventories	$7,313	$5,734

Prepaid Expenses and Other Current Assets	September 27, 2025	December 28, 2024
	(In millions)
Unbilled receivables	$312	$628
Other	1,941	1,363
Total prepaid expenses and other current assets	$2,253	$1,991

Property and Equipment, net	September 27, 2025	December 28, 2024
	(In millions)
Land, building and leasehold improvements	$955	$853
Equipment	3,183	2,798
Construction in progress	590	324
Property and equipment, gross	4,728	3,975
Accumulated depreciation	(2,523)	(2,173)
Total property and equipment, net	$2,205	$1,802

Accrued Liabilities	September 27, 2025	December 28, 2024
	(In millions)
Customer-related liabilities	$1,080	$1,349
Accrued marketing programs	1,311	1,063
Accrued compensation and benefits	1,425	1,174
Other accrued expenses and liabilities	1,296	674
Total accrued liabilities	$5,112	$4,260
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied or partially unsatisfied include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development services, IP licensing and product revenue. As of September 27, 2025, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $279 million, of which $139 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 9% and 10% of the Company’s revenue for the three and nine months ended September 27, 2025, respectively, and 5% and 10% of the Company’s revenue for the three and nine months ended September 28, 2024, respectively.

Cost of Sales
During the nine months ended September 27, 2025, the Company recorded approximately $800 million of inventory and related charges associated with the U.S. government export control on AMD Instinct™ MI308 Data Center GPU products in Cost of sales.
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
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense, acquisition-related and other costs, inventory loss at (recovery from) contract manufacturer, and restructuring charges. Acquisition-related and other costs primarily include certain compensation charges and transaction costs.

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

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In millions)
Net revenue:
Data Center	$4,341	$3,549	$11,255	$8,720
Client and Gaming
Client	2,750	1,881	7,543	4,741
Gaming	1,298	462	3,067	2,032
Total Client and Gaming	4,048	2,343	10,610	6,773
Embedded	857	927	2,504	2,634
Total net revenue	$9,246	$6,819	$24,369	$18,127

Cost of sales and operating expenses:
Data Center	$3,267	$2,508	$9,404	$6,395
Client and Gaming	3,181	2,055	8,480	6,082
Embedded	574	555	1,618	1,575
All other	954	977	2,925	3,046
Total cost of sales and operating expenses	$7,976	$6,095	$22,427	$17,098

Operating income (loss):
Data Center	$1,074	$1,041	$1,851	$2,325
Client and Gaming	867	288	2,130	691
Embedded	283	372	886	1,059
All other (1)	(954)	(977)	(2,925)	(3,046)
Total operating income	$1,270	$724	$1,942	$1,029

(1)
For the three and nine months ended September 27, 2025, all other operating losses primarily included $562 million and $1.7 billion of amortization of acquisition-related intangibles, and $419 million and $1.2 billion of stock-based compensation expense, respectively.

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

The purchase consideration is comprised of the following (in millions):

Cash paid on Acquisition Date	$3,188
Fair value of 8,335,849 shares(1) issued on Acquisition Date	860
Fair value of contingent consideration(2) on Acquisition Date not yet paid	361
Total purchase consideration	$4,409
(1) Represents the fair value based on the closing price of AMD common stock on March 28, 2025 of $103.22 per share, as the transaction closed prior to the opening of markets on March 31, 2025.
(2) Represents the estimated fair value of 740,961 shares of AMD common stock to be issued and $300 million of cash to be paid to former ZT Systems stockholders and warrant holders assuming the contingencies are fully met.
The purchase consideration was allocated as follows (in millions):

Cash and cash equivalents	$1,500
Assets held for sale	5,965
Other assets	81
Total assets acquired	7,546
Liabilities held for sale	3,221
Other liabilities	124
Total liabilities assumed	3,345
Fair value of net assets acquired	4,201
Goodwill	208
Total purchase consideration	$4,409

The Company allocated the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based on estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management. The assets and liabilities related to the ZT Systems’ data center infrastructure manufacturing business (ZT Manufacturing Business) were classified as held for sale due to the Company’s intent to divest it. Fair values of assets and liabilities classified as held for sale were determined using the income and cost valuation approaches, which incorporate significant unobservable inputs. Goodwill arising from the ZT Systems acquisition was assigned to the Company’s Data Center reporting unit. Goodwill was primarily attributed to the assembled workforce and is not expected to be deductible for income tax purposes.
The Company retained select intellectual property and employees associated with the design operations (ZT Design Business). The results of operations of the ZT Design business, which are not material, are included in the Company’s continuing operations within the Data Center segment. The results of operations of the ZT Manufacturing Business are presented as discontinued operations in the Company’s consolidated financial statements.
Transaction costs of $47 million were recorded within Marketing, general and administrative expenses during the nine months ended September 27, 2025 and no transaction costs were incurred in the three months ended September 27, 2025.
The following summarizes carrying amounts of major classes of ZT Manufacturing Business assets and liabilities held for sale as of September 27, 2025 (in millions):

Accounts receivable	$1,489
Inventories	1,365
Other assets	677
Goodwill and intangible assets	459
Total assets held for sale	$3,990

Accounts payable	$1,118
Accrued and other liabilities	790
Total liabilities held for sale	$1,908
Assets and liabilities held for sale are recorded using the lower of carrying values or fair values less estimated costs to sell.

The following table presents a reconciliation of the contingent consideration liability (in millions:)

Initial valuation of contingent consideration liability	$361
Change in fair value	52
Contingent consideration liability, September 27, 2025	$413
Contingent consideration liability was measured at fair value on Acquisition Date and is remeasured to fair value until the contingencies are resolved. The fair value of the contingent consideration liability was estimated based on the present value of the contingent cash and stock consideration using significant unobservable inputs such as risk-adjusted discount rates, equity volatility and simulated stock price. The simulated stock price was calculated using the Monte Carlo simulation method. The fair value of contingent consideration liability may increase or decrease based on changes in these significant inputs. The amount is recorded within Accrued liabilities of the Company’s consolidated balance sheets and the changes in fair value are recognized within Income from discontinued operations of the Company’s consolidated statements of operations.
ZT Manufacturing Business Divestiture
On May 18, 2025, the Company entered into an equity purchase agreement with Sanmina Corporation (Sanmina) to sell the ZT Manufacturing Business for $3.0 billion in cash and stock, inclusive of a contingent payment of up to $450 million, subject to customary adjustments for working capital and other items. See Note 15 - Subsequent Events for additional information.
Other Acquisitions
During the three and nine months ended September 27, 2025, the Company completed other business acquisitions for a total consideration of $36 million that resulted in the recognition of $36 million of goodwill. The financial results of these acquired businesses, which were not material, were included in the Company's consolidated statements of operations from their respective dates of acquisition within the Data Center segment.
Pro Forma Information
Since the ZT Manufacturing Business represents the majority of ZT Systems’ operations and was held for sale, pro forma information presenting the combined results of operations of ZT Systems and other acquired entities were deemed neither material nor meaningful to the Company’s consolidated income from continuing operations and were omitted.
NOTE 6 – Goodwill and Acquisition-related Intangibles, net
Goodwill
In the first quarter of fiscal year 2025, the Company assigned goodwill to its updated reporting units to reflect the change in its segment reporting structure. The Company performed a goodwill impairment test immediately prior to and after the segment change and determined that no indicators of impairment to goodwill existed.

The following table summarizes Goodwill:

			Before segment change		After segment change
(in millions)	Data Center	Embedded	Client	Gaming	Client and Gaming	Total
December 28, 2024	$3,403	$21,072	$126	$238	$—	$24,839
Reassignment due to segment change	—	—	(126)	(238)	364	—
Acquisitions	244	—	—	—	—	244
September 27, 2025	$3,647	$21,072	$—	$—	$364	$25,083
Acquisition-related Intangibles, net
The following table summarizes Acquisition-related Intangibles Assets:

	September 27, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,587	$(3,300)	$10,287	$13,408	$(2,529)	$10,879
Customer relationships	12,324	(5,990)	6,334	12,324	(5,124)	7,200
Product trademarks	914	(285)	629	914	(225)	689
Acquisition-related intangible assets subject to amortization	26,825	(9,575)	17,250	26,646	(7,878)	18,768
In-process research and development (IPR&D) not subject to amortization	—	—	—	162	—	162
Total acquisition-related intangible assets, net	$26,825	$(9,575)	$17,250	$26,808	$(7,878)	$18,930
In April 2025, $162 million of IPR&D intangible asset reached technological feasibility, was placed in service as developed technology and started amortization over its estimated useful life of 5 years.
Acquisition-related intangible amortization expense was $562 million and $1.7 billion for the three and nine months ended September 27, 2025, respectively, and $585 million and $1.8 billion for the three and nine months ended September 28, 2024, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of September 27, 2025, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In millions)
Remainder of 2025	$556
2026	2,149
2027	2,031
2028	1,919
2029	1,691
2030 and thereafter	8,904
Total	$17,250

NOTE 7 – Related Party — Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. The carrying value of the Company’s investment in ATMP JV was $174 million and $149 million as of September 27, 2025 and December 28, 2024, respectively, and is recorded within Other non-current assets on the Company’s consolidated balance sheets.
The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company’s purchases from the ATMP JV during the three and nine months ended September 27, 2025 were $483 million and $1.5 billion, respectively. The Company’s purchases from the ATMP JV during the three and nine months ended September 28, 2024 were $407 million and $1.2 billion, respectively. As of September 27, 2025 and December 28, 2024, the amounts payable to the ATMP JV were $516 million and $476 million, respectively, and are included in Accounts payable on the Company’s consolidated balance sheets.
On October 9, 2024, the Company entered into a one-year term loan agreement with one of the ATMP JVs for $100 million to provide funds for the ATMP JV’s general corporate purposes. The loan bears interest, payable quarterly, at the three months term Secured Overnight Financing Rate (SOFR) plus 50 basis points. The loan receivable is included within Prepaid expenses and other current assets on the Company’s consolidated balance sheets. On October 9, 2025, the loan agreement was amended to extend the term of the loan until October 16, 2026 with an interest rate, payable quarterly, at the three months term SOFR plus 35 basis points.
During the three and nine months ended September 27, 2025, the Company recorded income related to the ATMP JV of $10 million and $25 million, respectively, in Equity income in investee on its consolidated statements of operations. During the three and nine months ended September 28, 2024, the Company recorded income related to the ATMP JV of $7 million and $21 million, respectively, in Equity income in investee on its consolidated statements of operations.
NOTE 8 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s debt as of September 27, 2025 and December 28, 2024 consisted of the following:

	September 27, 2025	December 28, 2024
	(In millions)
4.212% Senior Notes Due 2026 (4.212% Notes)	$875	$—
4.319% Senior Notes Due 2028 (4.319% Notes)	625	—
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	3,250	1,750
Unamortized debt discount and issuance costs	(30)	(29)
Total debt (net)	3,220	1,721
Less: current portion of long-term debt and related unamortized debt issuance costs	(873)	—
Total long-term debt (net)	$2,347	$1,721
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
As of September 27, 2025, the Company was in compliance with the covenants associated with its debt.
Revolving Credit Facility
The Company has $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. During the three and nine months ended September 27, 2025, the Company did not draw funds from the revolving credit facility. As of September 27, 2025, the Company was in compliance with the covenants under the revolving credit facility.
Commercial Paper Program
The Company has a commercial paper program under which it can issue unsecured commercial paper notes up to a principal amount of $3.0 billion at any time with maturities of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance. During the three months ended March 29, 2025, the Company issued $950 million in aggregate principal amount of commercial paper which was subsequently repaid before June 28, 2025. As of September 27, 2025 and December 28, 2024, the Company had no commercial paper outstanding.

NOTE 9 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	September 27, 2025				December 28, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$732	$—	$—	$732	$1,496	$—	$—	$1,496
Corporate debt securities	—	1,733	—	1,733	—	806	—	806
U.S. government and agency securities	312	400	—	712	130	—	—	130
Non-U.S. government and agency securities	—	165	—	165	—	116	—	116
Time deposits and certificates of deposits	—	179	—	179	—	107	—	107
Short-term investments
Corporate debt securities	—	1,525	—	1,525	—	814	—	814
U.S. government and agency securities	643	73	—	716	332	82	—	414
Non-U.S. government and agency securities	—	161	—	161	—	79	—	79
Time deposits and certificates of deposits	—	10	—	10	—	10	—	10
Asset-backed and mortgage-backed securities	—	23	—	23	—	28	—	28
Other non-current assets
Deferred compensation plan and other investments	238	—	121	359	197	—	25	222
Time deposits and certificates of deposits	—	—	—	—	—	1	—	1
Total assets measured at fair value	$1,925	$4,269	$121	$6,315	$2,155	$2,043	$25	$4,223
Accrued liabilities
Contingent consideration liability	$—	$—	$413	$413	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$413	$413	$—	$—	$—	$—
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.

The following is a summary of cash equivalents and short-term investments:

	September 27, 2025				December 28, 2024
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Money market funds	$732	$—	$—	$732	$1,496	$—	$—	$1,496
Corporate debt securities	3,256	2	—	3,258	1,621	—	(1)	1,620
U.S. government and agency securities	1,427	1	—	1,428	544	—	—	544
Non-U.S. government and agency securities	326	—	—	326	195	—	—	195
Time deposits and certificates of deposits	189	—	—	189	117	—	—	117
Asset-backed and mortgage-backed securities	24	—	(1)	23	30	—	(2)	28
	$5,954	$3	$(1)	$5,956	$4,003	$—	$(3)	$4,000
As of September 27, 2025 and December 28, 2024, the Company did not have material available-for-sale debt securities which have been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of investments classified as available-for-sale are as follows:

	September 27, 2025		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$4,311	$4,312	$2,073	$2,073
Due in 1 year through 5 years	887	889	406	405
Due in 5 years and later	24	23	27	26
	$5,222	$5,224	$2,506	$2,504
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s current and long-term debt are as follows:

	September 27, 2025		December 28, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$873	$880	$—	$—
Long-term debt	$2,347	$2,242	$1,721	$1,543
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of September 27, 2025 and December 28, 2024, the Company had non-marketable securities in privately-held companies of $898 million and $468 million, respectively, which are recorded at estimated fair value on a non-recurring basis and within Other non-current assets in the Company’s consolidated balance sheets. Impairment losses or observable price adjustments were not material during the three and nine months ended September 27, 2025 and September 28, 2024.

Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of September 27, 2025 and December 28, 2024, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.3 billion and $2.2 billion, respectively. The fair value of these contracts as of September 27, 2025 and December 28, 2024 was not material.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of September 27, 2025 and December 28, 2024, the notional value of these outstanding contracts was $797 million and $642 million, respectively. The fair value of these contracts was not material as of September 27, 2025 and December 28, 2024.
NOTE 10 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In millions, except per share amounts)
Numerator
Income from continuing operations	$1,172	$771	$2,649	$1,159
Income from discontinued operations	71	—	175	—
Net income	$1,243	$771	$2,824	$1,159

Denominator
Basic weighted average shares	1,626	1,620	1,623	1,619
Potentially dilutive shares from employee equity plans	15	16	9	19
Diluted weighted average shares	1,641	1,636	1,632	1,638

Earnings per share:
Earnings per share from continuing operations - basic	$0.72	$0.48	$1.63	$0.72
Earnings per share from discontinued operations - basic	0.04	—	0.11	—
Basic earnings per share	$0.76	$0.48	$1.74	$0.72

Earnings per share from continuing operations - diluted	$0.71	$0.47	$1.62	$0.71
Earnings per share from discontinued operations - diluted	0.04	—	0.11	—
Diluted earnings per share	$0.75	$0.47	$1.73	$0.71
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
Shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In millions)
Balance, beginning of period	1,622	1,618	1,622	1,616
Common stock issued under employee equity plans	9	10	13	15
Common stock repurchases for tax withholding on equity awards	(3)	(3)	(3)	(4)
Repurchases of common stock	—	(2)	(12)	(4)
Common stock issued in the acquisition of ZT Systems	—	—	8	—
Balance, end of period	1,628	1,623	1,628	1,623
Stock Repurchase Program
On May 13, 2025, the Company’s board of directors approved a new $6 billion share repurchase program. The authorization is in addition to the Company’s existing share repurchase program (collectively, the Repurchase Program), increasing the total repurchase authority to $14 billion. During the three and nine months ended September 27, 2025, the Company repurchased 0.6 million and 12 million shares of its common stock under the Repurchase Program for $89 million and $1.3 billion, respectively. The repurchased amounts do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022. As of September 27, 2025, $9.4 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Stock-based Compensation
Stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In millions)
Cost of sales	$7	$5	$18	$16
Research and development	333	267	905	809
Marketing, general and administrative	79	79	229	243
Total	$419	$351	$1,152	$1,068
NOTE 12 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.

Continuing Operations
For the three and nine months ended September 27, 2025, the Company recorded an income tax provision of $153 million and an income tax benefit of $558 million representing an effective tax rate of 11.5% and (26.7)%, respectively. The tax provision (benefit) for both periods reflected the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings, as well as a discrete tax benefit related to stock-based compensation. In addition, the tax benefit for the nine months ended September 27, 2025 also included a discrete tax benefit of $853 million related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the Internal Revenue Service (IRS) in April 2025.
For the three and nine months ended September 28, 2024, the Company recorded an income tax benefit of $27 million and $38 million representing an effective tax rate of (3.6)% and (3.3)%, respectively. The tax benefit for the three and nine months ended September 28, 2024 reflected discrete tax benefits primarily related to stock-based compensation, partially offset by the interest and penalties accrued for uncertain tax positions.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. For the three and nine months ended September 27, 2025, the primary impact of the OBBBA to the Company’s tax provision was the accelerated expensing of domestic R&D activities which decreased the Company’s estimated income eligible for FDII resulting in a higher estimated annual effective tax rate. The OBBBA is also expected to reduce the Company’s deferred tax assets and current income tax liability for fiscal year 2025. Other OBBBA changes did not have a material impact on the Company’s financial statements.
As of September 27, 2025 and December 28, 2024, the Company had long-term income tax liabilities related to unrecognized tax benefits of $763 million and $1.4 billion, respectively, recorded under Other long-term liabilities in the Company’s consolidated balance sheets. The reduction in long-term income tax liabilities was primarily due to the release of $853 million of uncertain tax positions pertaining to reasonable cause relief for dual consolidated losses approved by the IRS in April 2025.
Discontinued Operations
For the three and nine months ended September 27, 2025, the Company recorded income tax provisions of $25 million and $1 million, respectively, related to discontinued operations. The $1 million provision for the nine months ended September 27, 2025 primarily reflects a tax expense from the ZT Manufacturing Business, offset by a discrete tax benefit from its expected sale.
NOTE 13 – Commitments and Contingencies
Commitments
The Company’s commitments primarily include obligations to purchase wafers and substrates from third parties, obligations for future payments related to multi-year cloud service provider, software, technology and IP license agreements, and obligations for leases that have not yet commenced. These commitments were made under noncancellable purchase orders and contractual obligations requiring minimum commitments for which cancellation would lead to significant penalties.
Total future commitments as of September 27, 2025 were as follows:

Fiscal Year	(In millions)
Remainder of 2025	$3,778
2026	3,960
2027	1,242
2028	1,231
2029	1,032
2030 and thereafter	882
Total commitments	$12,125
The Company continually works with suppliers and partners on timing of payments and deliveries of commitments, taking into account business conditions.

Contingencies
During the quarterly period ended September 27, 2025, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE 14 – Restructuring Charges
In the fourth quarter of 2024, the Company implemented a restructuring plan (the 2024 Restructuring Plan) which reduced the global workforce by approximately 4% of headcount. Actions associated with the 2024 Restructuring Plan were substantially completed in the first quarter of fiscal year 2025. The 2024 Restructuring Plan charges to date were $186 million, of which $113 million was related to employee severance and benefits and $73 million was related to asset impairment. For the three and nine months ended September 27, 2025, the Company made less than $1 million and $78 million of severance payments, respectively, and had no charges or adjustments to period expense under the 2024 Restructuring Plan. As of September 27, 2025 and December 28, 2024, restructuring plan liabilities of $11 million and $89 million, respectively, were recorded within Accrued liabilities in the Company’s consolidated balance sheets.
NOTE 15 - Subsequent Events

Warrant

On October 5, 2025, the Company issued to OpenAI OpCo, LLC (the Warrantholder) a warrant to purchase up to an aggregate of 160 million shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant shares will vest in tranches based on certain GPU purchase milestones by the Warrantholder, or its affiliates, or indirectly through third parties, and achievement of specified Company stock price targets and stock performance. Each vested tranche is further subject to the fulfillment of certain other technical and commercial conditions prior to exercise. Subject to certain terms and conditions, the warrant is exercisable through October 5, 2030. The Company expects to account for the warrant as a liability-classified financial instrument, unless the conditions for equity classification are satisfied. The grant date fair value of the warrant will be recognized as a reduction to revenue when revenue is recognized. The warrant, when classified as a liability, will be remeasured at fair value at each reporting period, with changes in fair value to be recorded within Other income (expense), net.

ZT Manufacturing Business Divestiture
On October 27, 2025, the Company completed the sale of the ZT Manufacturing Business to Sanmina for 1,151,052 shares of Sanmina common stock and $2.4 billion in cash, subject to certain purchase price adjustments. The Company is eligible to receive additional cash consideration of up to $450 million to the extent certain conditions are met following the close of the sale.
On October 30, 2025, with the completion of the sale of the ZT Manufacturing Business, the Company settled the contingent consideration liability of $300 million in cash and 740,961 shares of the Company’s common stock with the former ZT Systems stockholders and warrant holders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; the expectation that international sales will continue to be a significant portion of total sales in the foreseeable future; the expectation that AMD’s cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and our commercial paper program will be sufficient to fund AMD’s operations, capital expenditures, commitments and strategic activities over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; the expectation that revenue allocated to remaining performance obligations that are unsatisfied will be recognized in the next 12 months; that a small number of customers will continue to account for a substantial part of AMD’s revenue in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as AI; AMD’s ability to achieve its corporate responsibility initiatives; compliance costs associated with new or developing sustainability laws and requirements; expected future AI trends and developments; the expected benefits of AMD’s acquisition of ZT Group Int’l, Inc. (ZT Systems); the extent of impact of export restrictions imposed on by the U.S. on our business; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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

Overview and Recent Developments
We are a global semiconductor company primarily offering:
•Artificial Intelligence (AI) accelerators, microprocessors (CPUs) for servers, graphics processing units (GPUs), accelerated processing units (APUs), data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), Smart Network Interface Cards (SmartNICs) and Adaptive System-on-Chip (SoC) products for data centers;
•CPUs, APUs, chipsets for desktops and notebooks, discrete GPUs, semi-custom SoC products and development services; and
•embedded CPUs, GPUs, APUs, FPGAs, System on Modules (SOMs), and Adaptive SoC products.
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “we”, “us,” “our”, “AMD” or the “Company”), including a discussion of our results of operations for the three and nine months ended September 27, 2025 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended September 27, 2025 was $9.2 billion, a 36% increase compared to the prior year period. The increase in net revenue was driven by an increase in Client and Gaming segment revenue, primarily driven by strong demand for our AMD Ryzen™ processors, semi-custom game console SoCs and Radeon™ gaming GPUs; and an increase in Data Center segment revenue primarily driven by strong demand for our 5th generation AMD EPYC™ processors and AMD Instinct™ MI350 Series GPUs. Embedded segment revenue decreased as certain end market demand remained mixed.
Gross margin for the three months ended September 27, 2025 was 52% compared to gross margin of 50% for the prior year period, a 2% increase primarily driven by product mix.
Operating income for the three months ended September 27, 2025 was $1.3 billion compared to operating income of $724 million for the prior year period. The increase in operating income was due to higher gross profit, partially offset by higher operating expenses. Net income for the three months ended September 27, 2025 was $1.2 billion compared to net income of $771 million for the prior year period. The increase in net income was primarily driven by higher operating income.
As of September 27, 2025, our cash, cash equivalents and short-term investments were $7.2 billion compared to $5.1 billion as of December 28, 2024. During the nine months ended September 27, 2025, we generated $5.1 billion of cash from operating activities and we returned $1.3 billion to stockholders through the repurchase of common stock under our Repurchase Program.
On March 31, 2025 (the Acquisition Date), we completed the acquisition of ZT Group Int’l, Inc. (ZT Systems), which is expected to enable AMD to deliver end-to-end AI solutions and accelerate the design and deployment of AMD-powered AI infrastructure at scale optimized for the cloud. On the Acquisition Date, we paid $3.2 billion in cash and issued 8,335,849 shares of our common stock. ZT Systems is comprised of the data center infrastructure manufacturing business (ZT Manufacturing Business), which was classified as held for sale, and the design operations (ZT Design Business).
On October 27, 2025, we completed the sale of the ZT Manufacturing Business to Sanmina Corporation (Sanmina) for 1,151,052 shares of Sanmina common stock and $2.4 billion in cash, subject to certain purchase price adjustments, as closing consideration. We are eligible to receive additional cash consideration of up to $450 million to the extent certain conditions are met following the close of the sale.
On October 30, 2025, we settled the contingent consideration liability associated with the acquisition of ZT Systems of $300 million in cash and 740,961 shares of the Company’s common stock with the former ZT Systems stockholders and warrant holders.

On October 5, 2025, the Company issued to OpenAI OpCo, LLC (the Warrantholder) a warrant to purchase up to an aggregate of 160 million shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant shares will vest in tranches based on certain GPU purchase milestones by the Warrantholder, or its affiliates, or indirectly through third parties, and achievement of specified Company stock price targets and stock performance. Each vested tranche is further subject to the fulfillment of certain other technical and commercial conditions prior to exercise. Subject to certain conditions, the warrant is exercisable through October 5, 2030.

In April 2025, new U.S. export restrictions on certain semiconductors to China led to approximately $800 million in product inventory and related charges on AMD Instinct MI308 Data Center GPU products during the second quarter of fiscal year 2025. We applied for and were granted some licenses by the U.S. government that allow us to ship MI308 products to certain China-based customers. We did not record MI308 China-based customer revenue during the three months ended September 27, 2025. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses.
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
Other than the estimates used in accounting for business combinations, management believes there have been no significant changes for the three and nine months ended September 27, 2025 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
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

The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In millions)
Net revenue:
Data Center	$4,341	$3,549	$11,255	$8,720
Client and Gaming
Client	$2,750	$1,881	$7,543	$4,741
Gaming	1,298	462	3,067	2,032
Total Client and Gaming	4,048	2,343	10,610	6,773
Embedded	857	927	2,504	2,634
Total net revenue	$9,246	$6,819	$24,369	$18,127

Cost of sales and operating expenses:
Data Center	$3,267	$2,508	$9,404	$6,395
Client and Gaming	3,181	2,055	8,480	6,082
Embedded	574	555	1,618	1,575
All other	954	977	2,925	3,046
Total cost of sales and operating expenses	$7,976	$6,095	$22,427	$17,098

Operating income (loss):
Data Center	$1,074	$1,041	$1,851	$2,325
Client and Gaming	867	288	2,130	691
Embedded	283	372	886	1,059
All other	(954)	(977)	(2,925)	(3,046)
Total operating income	$1,270	$724	$1,942	$1,029
Data Center
Data Center net revenue of $4.3 billion for the three months ended September 27, 2025 increased by 22%, compared to net revenue of $3.5 billion for the prior year period. Data Center net revenue of $11.3 billion for the nine months ended September 27, 2025 increased by 29%, compared to net revenue of $8.7 billion for the prior year period. The increase in both periods was primarily driven by strong demand for our 5th generation AMD EPYC™ processors and AMD Instinct™ MI350 Series GPUs.
Data Center operating income was $1.1 billion for the three months ended September 27, 2025, compared to operating income of $1.0 billion for the prior year period. The increase in operating income was primarily due to higher revenue, partially offset by higher operating expenses.
Data Center operating income was $1.9 billion for the nine months ended September 27, 2025, compared to operating income of $2.3 billion for the prior year period. The decrease in operating income was primarily due to approximately $800 million of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 GPU product and higher operating expenses, partially offset by higher revenue.
Client and Gaming
Client and Gaming net revenue of $4.0 billion for the three months ended September 27, 2025 increased by 73%, compared to net revenue of $2.3 billion for the prior year period. Client and Gaming net revenue of $10.6 billion for the nine months ended September 27, 2025 increased by 57%, compared to net revenue of $6.8 billion for the prior year period.

Client revenue for the three months ended September 27, 2025 was $2.8 billion, up 46% from the prior year period, primarily driven by a 38% increase in average selling price, and a 4% increase in unit shipments of AMD Ryzen desktop and mobile processors. Client revenue for the nine months ended September 27, 2025 was $7.5 billion, up 59% from the prior year period, primarily driven by a 41% increase in average selling price and a 13% increase in unit shipments of AMD Ryzen desktop and mobile processors.
Gaming revenue for the three months ended September 27, 2025 was $1.3 billion, up 181% from the prior year period. Gaming revenue for the nine months ended September 27, 2025 was $3.1 billion, up 51% from the prior year period. The increase in both periods was primarily driven by higher semi-custom revenue and strong demand of our Radeon gaming GPUs.
Client and Gaming operating income was $867 million for the three months ended September 27, 2025, compared to operating income of $288 million for the prior year period. Client and Gaming operating income was $2.1 billion for the nine months ended September 27, 2025, compared to operating income of $691 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher operating expenses.
Embedded
Embedded net revenue of $857 million for the three months ended September 27, 2025 decreased by 8%, compared to net revenue of $927 million for the prior year period. Embedded net revenue of $2.5 billion for the nine months ended September 27, 2025 decreased by 5%, compared to net revenue of $2.6 billion for the prior year period. Net revenue decreased in both periods as certain end market demand remained mixed.
Embedded operating income was $283 million for the three months ended September 27, 2025, compared to operating income of $372 million for the prior year period. Embedded operating income was $886 million for the nine months ended September 27, 2025, compared to operating income of $1.1 billion for the prior year period. The decrease in operating income in both periods was primarily due to lower revenue.
All Other
All Other operating loss of $1.0 billion for the three months ended September 27, 2025 primarily consisted of $562 million of amortization of acquisition-related intangibles and $419 million of stock-based compensation expense. All Other operating loss of $977 million for the three months ended September 28, 2024 primarily consisted of $585 million of amortization of acquisition-related intangibles and $351 million of stock-based compensation expense.
All Other operating loss of $2.9 billion for the nine months ended September 27, 2025 primarily consisted of $1.7 billion of amortization of acquisition-related intangibles and $1.2 billion of stock-based compensation expense. All Other operating loss of $3.0 billion for the nine months ended September 28, 2024 primarily consisted of $1.8 billion of amortization of acquisition-related intangibles and $1.1 billion of stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 64% and 72% for the three months ended September 27, 2025 and September 28, 2024, respectively. International sales as a percentage of net revenue were 67% and 65% for the nine months ended September 27, 2025 and September 28, 2024, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Gross Margin and Expenses
The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	In millions, except percentages
Net revenue	$9,246	$6,819	$24,369	$18,127
Cost of sales	4,206	3,167	12,023	8,590
Amortization of acquisition-related intangibles	260	233	771	694
Gross profit	4,780	3,419	11,575	8,843
Gross margin	52%	50%	47%	49%
Research and development	2,139	1,636	5,761	4,744
Marketing, general and administrative	1,069	707	2,946	1,954
Amortization of acquisition-related intangibles	302	352	926	1,116
Interest expense	(37)	(23)	(95)	(73)
Other income (expense), net	82	36	219	144
Income tax provision (benefit)	153	(27)	(558)	(38)
Income from discontinued operations, net of tax	71	—	175	—
Gross Margin
Gross margin was 52% and 50% for the three months ended September 27, 2025 and September 28, 2024, respectively, an increase of 2% primarily driven by product mix.
Gross margin was 47% and 49% for the nine months ended September 27, 2025 and September 28, 2024, respectively. The decrease in gross margin was primarily due to approximately $800 million of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 Data Center GPU product, partially offset by a richer mix of Ryzen processor sales.
Expenses
Research and Development Expenses
Research and development expenses of $2.1 billion for the three months ended September 27, 2025 increased by $503 million, or 31%, compared to $1.6 billion for the prior year period. Research and development expenses of $5.8 billion for the nine months ended September 27, 2025 increased by $1.0 billion, or 21%, compared to $4.7 billion for the prior year period. The increase in both periods was due to higher employee-related costs from an increase in headcount in support of our continued focus on our AI strategy.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $1.1 billion for the three months ended September 27, 2025 increased by $362 million, or 51%, compared to $707 million for the prior year period. Marketing, general and administrative expenses of $2.9 billion for the nine months ended September 27, 2025 increased by $1.0 billion, or 51%, compared to $2.0 billion for the prior year period. The increase in both periods was primarily due to an increase in go‑to‑market activities to support our revenue growth.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $562 million for the three months ended September 27, 2025 decreased by $23 million, or 4%, compared to $585 million for the prior year period. Amortization of acquisition-related intangibles of $1.7 billion for the nine months ended September 27, 2025 decreased by $113 million, or 6%, compared to $1.8 billion for the prior year period. The decrease in both periods was primarily due to certain acquisition-related intangibles that were fully amortized in the prior fiscal year, partially offset by amortization of intangible assets from current fiscal year acquisitions.

Interest Expense
Interest expense for the three and nine months ended September 27, 2025 was $37 million and $95 million, respectively. Interest expense for the three and nine months ended September 28, 2024 was $23 million and $73 million, respectively. The increase in both periods was due to the issuance of $1.5 billion in aggregate principal amount of 4.212% Notes and 4.319% Notes on March 24, 2025.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income from short-term investments, changes in valuation of equity investments, and foreign currency transaction gains and losses.
Other income (expense), net for three and nine months ended September 27, 2025 was $82 million and $219 million, respectively. Other income (expense), net for the three and nine months ended September 28, 2024 was $36 million and $144 million, respectively. The increase in both periods was primarily due to unrealized gains and dividends received from investments in nonmarketable securities of privately held companies.
Income Taxes
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three and nine months ended September 27, 2025, we recorded an income tax provision of $153 million and an income tax benefit of $558 million representing an effective tax rate from continuing operations of 11.5% and (26.7)%, respectively. The tax provision (benefit) for both periods reflected the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings, as well as a discrete tax benefit related to stock-based compensation. In addition, the tax benefit for the nine months ended September 27, 2025 also included a discrete tax benefit of $853 million related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the Internal Revenue Service (IRS) in April 2025.
For the three and nine months ended September 28, 2024, we recorded an income tax benefit of $27 million and $38 million representing an effective tax rate of (3.6)% and (3.3)%, respectively. The tax benefit for the three and nine months ended September 28, 2024 reflected discrete tax benefits primarily related to tax effects of stock-based compensation partially offset by the interest and penalties accrued for uncertain tax positions.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. For the three and nine months ended September 27, 2025, the primary impact of the OBBBA to our tax provision was the accelerated expensing of domestic R&D activities which decreased our estimated income eligible for FDII resulting in a higher estimated annual effective tax rate. The OBBBA is also expected to reduce our deferred tax assets and our current income tax liability for fiscal year 2025. Other OBBBA changes did not have a material impact on the financial statements.

Results of Discontinued Operations
Net income from discontinued operations for the three and nine months ended September 27, 2025 of $71 million and $175 million, respectively, include the results of operations of the ZT Manufacturing Business, partially offset by increases of $17 million and $52 million, respectively, in the fair value of the contingent consideration liability associated with the acquisition of ZT Systems.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 27, 2025 and December 28, 2024, our cash, cash equivalents and short-term investments were $7.2 billion and $5.1 billion, respectively.

Our operating, investing and financing activities for the nine months ended September 27, 2025 compared to the prior year period are as described below:

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(In millions)
Net cash provided by (used in):
Net cash provided by operating activities of continuing operations	$4,189	$1,742
Net cash provided by operating activities of discontinued operations	920	—
Operating activities	5,109	1,742
Net cash (used in) provided by investing activities of continuing operations	(3,962)	113
Net cash used in investing activities of discontinued operations	(30)	—
Investing activities	(3,992)	113
Financing activities of continuing operations	(103)	(1,891)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,014	$(36)
On March 31, 2025, we paid $3.2 billion in cash and issued 8,335,849 shares of our common stock to close the acquisition of ZT Systems.
As of September 27, 2025, our principal short-term and long-term debt obligations were $873 million and $2.3 billion, respectively.
We may issue unsecured commercial paper up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. During the three months ended March 29, 2025, we issued $950 million in aggregate principal amount of commercial paper which was subsequently repaid before June 28, 2025. As of September 27, 2025, we had no commercial paper outstanding.
We have $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. No funds were drawn from this credit facility during the three months ended September 27, 2025.
As of September 27, 2025, we had commitments of approximately $12.1 billion, of which $3.8 billion are for the remainder of fiscal year 2025. We work continually with our suppliers and partners on the timing of payments and deliveries of commitments, taking into account business conditions.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and commercial paper program will be sufficient to fund operations, capital expenditures, commitments and strategic activities over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities of continuing operations was $4.2 billion in the nine months ended September 27, 2025, primarily due to our net income of $2.8 billion, adjusted for non-cash and non-operating charges of $2.5 billion and net cash outflows of $992 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities were a $1.6 billion increase in inventory primarily to support the continued ramp of Client and Data Center products in advanced process technology nodes and a $998 million increase in accounts payable due to timing of vendor payments and higher inventory purchases. Net cash provided by operating activities of the ZT Manufacturing Business, classified as discontinued operations, was $920 million.

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
Investing Activities
Net cash used in investing activities of continuing operations was $4.0 billion for the nine months ended September 27, 2025, which primarily consisted of cash used in acquisitions, net of cash acquired, of $1.7 billion, the purchases of short-term investments of $2.1 billion, purchases of property and equipment of $752 million, and purchases of strategic investments of $432 million, partially offset by $1.0 billion of proceeds from the maturity and sale of short-term investments. Net cash used in investing activities of the ZT Manufacturing Business, classified as discontinued operations, was $30 million due to purchases of equipment.
Net cash provided by investing activities was $113 million for the nine months ended September 28, 2024 which primarily consisted of $1.9 billion of proceeds from the maturity and sale of short-term investments, partially offset by cash used in the purchases of short-term investments of $707 million, cash used in acquisitions, net of cash acquired of $548 million, and purchases of property and equipment of $428 million.
Financing Activities
Net cash used in financing activities of continuing operations was $103 million for the nine months ended September 27, 2025, which primarily consisted of stock repurchases of $1.3 billion and stock repurchases for tax withholding on employee equity plans of $447 million partially offset by cash received from the issuance of senior notes of $1.5 billion. There was no net cash provided by financing activities of discontinued operations for the nine months ended September 27, 2025.
Net cash used in financing activities was $1.9 billion for the nine months ended September 28, 2024, which primarily consisted of repayment of the 2.95% Notes Due 2024 of $750 million, stock repurchases for tax withholding on employee equity plans of $686 million, and common stock repurchases of $606 million.

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
As of September 27, 2025, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting for the three months ended September 27, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Legal and Regulatory Risks
•Government actions and regulations, including but not limited to export regulations, import tariffs and trade protection measures, may limit our ability to export our products to certain customers.
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
•The agreements governing our notes, our guarantee of Xilinx’s notes and the Revolving Credit Agreement.
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
•Our inability to continue to attract and retain key employees may hinder our business.
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
Our competitors may use their market position and financial resources to market and price their products in a way to dissuade customers from purchasing from us. For example, Intel Corporation (Intel) uses its microprocessor market position to price its products aggressively and target our customers and channel partners with special incentives. These aggressive activities have reduced and may reduce our unit sales and average selling prices for many of our products, adversely affecting our business. Similarly, NVIDIA Corporation (NVIDIA) leverages its market position in data center GPU, financial resources, and proprietary software ecosystem to promote its systems and influences customers who do business with us. Our competitors’ business practices, including allocation strategies, pricing actions, product mix and introduction schedules, licensing terms, marketing arrangements, business acquisitions and product bundling strategies, can limit customers’ ability to choose alternative products, including ours. This may limit our market share and decrease our margins and profitability, which may have a material adverse effect on our business.
In addition, strategic partnerships, acquisitions and business collaborations by and between our competitors may increase competition and adversely affect our business. For example, in September 2025, NVIDIA announced a partnership and investment in Intel to partner on new data center and client platform products. This partnership may result in increased competition and pricing pressure for our products, which could materially adversely impact our business, financial condition and margins.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. In our Data Center segment, we offer products that are optimized for generative AI applications and since 2024, we have experienced significant demand for our AI accelerators. The demand for such products will in part depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown.
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
Our Embedded segment primarily includes embedded CPUs, GPUs, APUs, FPGAs, System on Modules (SOMs) and Adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products.

The success of our business depends on our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to identify industry changes, and adapt our strategy to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry trends and requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that we will be able to meet the evolving needs of industry changes or that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in identifying, developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends, or if we fail to predict which new form factors, product features preferences or requirements consumers will adopt and adapt our business accordingly, we may lose competitive positioning, which could cause us to lose market share. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue and we may incur unanticipated liabilities. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results. For example, as part of our pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are actively building AI capabilities into our products, but there can be no assurance about the rate and pace of adoption of such product offerings. In our Data Center segment, we offer products that are optimized for generative AI applications and we have experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications as both the near-term and long-term trajectory of such generative AI solutions is unknown. If we fail to develop and timely offer or deploy such products and technologies, keep pace with the product offerings of our competitors, or adapt to unexpected changes in industry standards or disruptive technological innovation, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. We may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.
Delays in developing, qualifying or shipping new products may cause us to miss our customers’ product design windows or, in some cases, breach contractual obligations. If our products are not selected by our customers in the initial design of their computer systems or products, they are typically excluded until at least the next design cycle. The process of being qualified for inclusion in a customer’s system or product can be lengthy and could cause us to further miss a cycle in the demand of end-users, which could result in a loss of market share and harm our business. We also depend on the timing and success of our customers’ platform launches. If our customers delay their product launches or if our customers do not effectively market their platforms with our products, it could result in a delay in bringing our products to market and cause us to miss a cycle in the demand of end-users, which could materially adversely affect our business. In addition, as market demand requires that products incorporate new features and performance standards on an industry-wide basis, product pricing declines over the life of a specific product. The introduction of new products and enhancements to existing products is necessary to maintain the overall corporate average selling price. If we are unable to introduce new products with sufficiently high sale prices or to increase unit sales volumes capable of offsetting the reductions in the sale prices of existing products over time, our business could be materially adversely affected.
Product transition risks may increase as the computing industry shifts toward shorter launch cycles and a broader range of accelerated computing platforms. Product transitions are complex and as such we may ship both new and prior-generation products concurrently. Customer adoption patterns can vary and while some customers may shift to newer products more quickly and reduce demand for current-generation offerings, other customers may lower their inventory of existing products before purchasing new ones. The increased frequency of product transitions and expansion of our product portfolio heightens the challenges of managing our supply and demand, which could adversely affect our revenue and inventory management. The increasing frequency and complexity of our newly introduced products may also result in unanticipated quality or production issues that could result in product delays.

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
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, higher interest rates, recession, slowing growth, increased unemployment, tighter credit markets, changes or uncertainty in fiscal monetary or trade policy, implementation of new or increased tariffs, retaliatory tariffs by other countries or other trade restrictions, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. If current or prospective customers default on or delay payments to us, our earnings and cash flow could be adversely impacted. This risk is heightened as we expect that a small number of customers will continue to account for a substantial part of our revenue. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Adverse changes in economic conditions could increase costs of memory, equipment, materials or substrates and other supply chain expenses. If we are not able to procure a stable supply of materials on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a supply shortage or an increase in production costs, which could negatively impact our gross margin and materially adversely affect our business. Our ability to forecast our operating results, make business decisions and execute our business strategy could be adversely impacted by challenging macroeconomic conditions. In addition, uncertain economic conditions could lead to higher borrowing costs and reduced availability of capital and credit markets, making it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. An economic downturn or increased uncertainty could also lead to failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments. If a banking institution in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds, which in turn could adversely impact our short-term liquidity and ability to meet our operating expense obligations.
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
We have costs, assets and liabilities that are denominated in foreign currencies. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to increase as a percentage of revenue, affecting our profitability and cash flows. Whenever we believe appropriate, we hedge a portion of our foreign currency exposure to protect against fluctuations in currency exchange rates. We determine our total foreign currency exposure using projections of long-term expenditures for items such as payroll. We cannot assure you that these activities will be effective in reducing foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow. In addition, the majority of our product sales are denominated in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the local currency may impact the cost of our products in the local currency for international customers. An appreciation of the U.S. dollar relative to the local currency could reduce sales of our products.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to China (including Hong Kong and Macau) and D5 countries, or to companies headquartered in or with an ultimate parent located in such countries. This restriction impacts our AMD Instinct™ MI308 products. As a result of the restriction, we incurred approximately $800 million in inventory and related charges in the second quarter of 2025. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. As such, our revenues and results of operation could be negatively affected.

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

Legal and Regulatory Risks
Government actions and regulations such as export regulations, import tariffs, and trade protection measures may limit our ability to export our products to certain customers.
We are subject to U.S. laws and regulations, including the Export Administration Regulations (EAR) administered by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce, which restrict the export of certain products and technologies to certain countries, including China, Russia, and Belarus, among others. These restrictions may limit our ability to sell certain products or technologies in these markets or to certain customers.
Evolving U.S. government policy toward semiconductor exports, particularly in the context of national security and foreign policy priorities could adversely affect our business. In October 2023, the Bureau of Industry and Security (BIS) of the United States Department of Commerce issued requirements for certain advanced computing items that apply to the export of products classified ECCN 3A090 or 4A090 to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China (a D5 Country). These controls prevent us from shipping certain AMD Instinct™ integrated circuits and certain AMD Versal™ FPGAs to China, or to customers outside of the United States whose ultimate parent is headquartered in a D5 Country, without a license. BIS may issue new licensing requirements and regulatory controls in the future. Even new products that fall below the licensing thresholds may not be successful because we have no assurances BIS will agree that the alternative products are not subject to the new licensing requirements or that future regulations will not control the alternative products. The U.S. export restrictions on semiconductors and semiconductor technology to China and Chinese customers negatively impact our ability to sell to customers in China and make it easier for our China-based competitors to develop and sell their own solutions and reduce the need for our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to a D5 Country (including Hong Kong and Macau), and to companies headquartered in, or with an ultimate parent located in such D5 Country. This restriction impacts our AMD Instinct™ MI308 products. As a result of the restriction, we incurred approximately $800 million in inventory and related charges in the second quarter of 2025. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. In August 2025, U.S. government officials expressed an expectation that the U.S. government will receive 15% of the revenue generated from licensed MI308 sales to China. However, to date, the U.S. government has not published a regulation establishing such requirement. Any request for a percentage of the revenue by the U.S. government could subject us to litigation, increase our costs and harm our competitive position and benefit competitors that are not subject to such arrangements.
Additional export restrictions imposed in the future may not only impact our ability to serve China but could also impact our ability to serve other markets. If any new export controls impact more of our products, we may be unable to sell our inventory of such products and we may further incur inventory and related charges since there is no assurance that the U.S. government will grant licenses at all or in a timely manner. Even if we are granted licenses, the licenses may be temporary or could impose onerous conditions for us or our customers. If we are not granted licenses, we may not be able to create a product to compete in the China market that is not subject to licensing requirements. Limits on sales of our offerings in the China market due to export controls could impact our competitive position compared to domestic Chinese competitors and other companies not subject to the restrictions. As such, we could lose market position and our business, operating results, and financial condition would be adversely impacted.
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

The implementation or increase of any tariffs, trade protection measures or restrictions, or retaliatory actions from foreign governments could result in lost sales and adversely impact our reputation and business. The U.S. government has instituted or proposed changes in trade policies that include higher tariffs on imports into the U.S. and other government regulations affecting trade between the United States and other countries where we conduct our business. Such changes to U.S. trade policy have the potential to adversely impact the U.S. economy or sectors thereof and could significantly impact our business, in particular the import of products used in our business that are manufactured outside the U.S. Any retaliatory actions by affected countries and foreign governments could result in tariffs, trade protection measures or other restrictions imposed on our current and future products. Our customers’ costs of doing business may increase or their sales may be negatively affected. As such, customer demand for our products may decline, which could adversely impact our ability to generate revenue and result in inventory impairment changes. For example, data centers require hardware infrastructure that may increase in costs for our customers due to tariffs, and thus our customers may delay or halt investments in AI infrastructure. Further, to the extent that the United States, China or other countries seek to promote products that are produced domestically or reduce the dependence upon products from another country, they may implement regulations or policies that may negatively affect our business.
The United States and other countries’ export control regulations continue to focus on targeting semiconductors associated with AI, including GPUs and associated products and services, by restricting or prohibiting their unlicensed sale or supply to U.S. embargoed or sanctioned countries, governments, persons and entities. The United States has imposed unilateral controls restricting GPUs and associated products, and in the future is likely to further adopt other unilateral or multilateral controls. The scope and application of such controls have been and may continue to be broad, which may prohibit us from exporting or providing access to our products to any or all customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing and warehousing locations, or could impose other conditions that limit our ability to meet demand abroad. If export controls targeting semiconductors associated with AI including GPUs and associated products and services are further tightened, or the classification of our products under those controls’ changes, our ability to export our technology, products or services could be further restricted. We may also be at a competitive disadvantage if our competitors are not subject to the same or similar restrictions or classifications. Such export controls have, and may in the future, subject downstream recipients of our products to additional restrictions on the use, resale, repair or transfer of our products and may have a material adverse effect on us. New export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all. In addition, deemed export restrictions could further affect our ability to provide services or develop products in the United States. Continued changes to export control regulations that we are subject to, or changes to their interpretation and enforcement, could result in greater compliance costs and other compliance burdens on our business and our customers which could adversely impact our business. Export controls have and may continue to encourage customers in China and other markets subject to those controls to pursue alternatives to U.S. semiconductors for their product designs to limit compliance burdens and potential impact on their product roadmaps. From time to time, governments provide incentives or make other investments that could benefit and give a competitive advantage to our competitors. For example, the United States government enacted the Creating Helpful Incentives to Produce Semiconductors for America and Science Act (CHIPS Act) of 2022 to provide financial incentives to the U.S. semiconductor industry. Government incentives, including the CHIPS Act, may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.

We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, BIS added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. Since that time, the United States administration has called for changes to domestic and foreign policy, including policies with respect to China and Russia. Specifically, United States-China trade relations remain uncertain as the United States continues to add more Chinese companies to the Entity List and more regulations targeted to advanced computing, semiconductor manufacturing, and AI, and China has imposed retaliatory tariffs. Moreover, as the U.S. government continues to add companies to the Entity List, our supply chain may be negatively impacted as we may be required to suspend purchasing from such suppliers or selling to such customers or otherwise unable to fulfill our contractual obligations to them. For example, in September 2025, BIS issued a new rule designating any entity that is at least 50% owned by one or more entities on the Entity List will be subject to Entity List restrictions and this rule similarly applies to entities at least 50% owned by listed “military end users” and certain sanctioned parties. In October 2025, the U.S. government announced that it planned to suspend enforcement of this new rule for one year. However, the restrictions can be reimposed at any time. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. If we were ever found to have violated these laws or similar applicable non-U.S. laws, even if the violation occurred without our knowledge, we may be subject to penalties, which could adversely affect our reputation, business, operating results and financial condition.
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
Our deferred tax assets include tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we consider both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. If we determine that some or all of our deferred tax assets are not realizable, it could result in a material expense in the period in which this determination is made which may have a material adverse effect on our financial condition and results of operations.
In addition, a significant amount of our deferred tax assets related to tax credits which remain under a valuation allowance could be subject to limitations that could reduce our ability to utilize the tax credits before the expiration of the tax attributes.
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
The agreements governing our notes, our guarantee of the Assumed Xilinx Notes and the Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
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
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and services and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions and joint ventures include numerous risks including, but not limited to: our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all; inability to obtain, or delay in obtaining, regulatory approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; and failure of a transaction to advance our business strategy or other unforeseen factors. For example, on March 31, 2025, we completed our acquisition of ZT Systems. While we believe that our acquisitions will result in certain benefits, including certain operational synergies, accretion and cost efficiencies, and drive product innovations, achieving these anticipated benefits depends on our ability to successfully integrate the acquired businesses into our business. We cannot be certain that ZT Systems’ business can be successfully integrated with our business in a timely manner or at all, for a variety of reasons, including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations and integrating and retaining the employees including key personnel of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. If we cannot successfully integrate or are delayed in integrating newly acquired businesses, it could result in increased costs, decreases in expected revenues, diversion of management’s time and attention, negatively impact our ability to develop or sell new products and impair our ability to grow our business, which could materially adversely affect our financial conditions and operating results. Even if the businesses we acquire are successfully integrated, the benefits of such transactions may not be realized within the anticipated time frame or at all. To complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. From time to time, we may also seek to divest or wind down portions of our business, either acquired or otherwise. Such dispositions involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all; litigation; disruption of our ongoing business and distraction of management; failure to effectively transfer liabilities, contracts, facilities and employees to buyer; continued financial obligations and unanticipated liabilities; and closing delays.
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
We account for certain acquisitions using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD as the accounting acquirer. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. These acquisitions resulted in recognition of significant goodwill and other intangible assets on our condensed consolidated balance sheets. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. All tangible and intangible assets including goodwill, are subject to impairment testing when events or changes in circumstances suggest that their carrying amounts may not be recoverable. Impairment testing particularly for goodwill requires significant judgment and assumptions in determining fair value. We monitor for any events or changes in circumstances that may be indicators of impairment, including but not limited to: significant adverse changes in business climate or operating results; changes in management’s business strategy; an inability to successfully introduce new products in the marketplace; an inability to successfully achieve internal forecasts; significant declines in our stock price; significant negative industry; or macroeconomic trends. A deterioration in the long-term economic outlook or expected future cash flows of our business could result in impairment charges, which may have a material adverse impact on our financial position and results of operations.

General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 64% for the three months ended September 27, 2025. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; imposition of new and increased tariffs; worsening trade relationship between the United States and China (or other countries); volatile global economic conditions, including downturns or recessions in which some competitors may become more aggressive in their pricing practices; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in immigration law and regulations; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Changes in the public perception of the U.S. government in the regions where we operate or plan to operate could also negatively impact our business and results of operations. The Ukraine-Russia and Israel-Hamas conflicts could escalate and expand, which in turn could have negative impacts on the global economy and financial markets. Also, in addition to restrictions imposed by the United States or China on exports or imports from one another, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results.
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
Our inability to continue to attract and retain key employees may hinder our business.
Our success depends upon the continued service of numerous qualified engineering, marketing, sales and executive employees. The market for qualified and skilled executives and employees in the technology industry, especially in the areas of AI and machine learning, is highly competitive. Our competitors have targeted individuals in our organization that have desired skills and experience. If we are unable to continue to attract, develop and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. We use share-based incentive awards to help attract, retain and motivate our executives and qualified employees. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be affected, which could harm our results of operations. If the value of our stock awards increases substantially, this could potentially create great personal wealth for our executives and key talent and affect our ability to retain our employees. Our ability to attract and retain qualified employees could also be impacted by changes in immigration law and regulations, or interpretation of new or existing laws. United States immigration controls could affect the employment status of key technical and professional employees, as well as our ability to hire talent globally. Any future restructuring plans may also adversely impact our ability to attract and retain key employees.
Our stock price is subject to volatility.
Our stock price has experienced price and volume fluctuations and could be subject to wide fluctuations in the future. The trading price of our stock may fluctuate widely due to various factors including: actual or anticipated fluctuations in our financial conditions and operating results; failure to meet expectations related to future growth; changes in financial estimates by us or financial estimates and ratings by securities analysts; changes in our capital structure, including issuance of additional debt or equity to the public; competitive landscape; news regarding our products or products of our competitors or other actions taken by competitors; broad market industry and competitor-related fluctuations; and general economic, political and market conditions, including imposition of new or increased tariffs and other trade restrictions, interest rate changes and inflation. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees. In addition, volatility in our stock price could adversely affect our business and financing opportunities.
We have an approved stock repurchase program that authorizes repurchases of up to $14 billion of our common stock (Repurchase Program). As of September 27, 2025, $9.4 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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
The following table provides information relating to our repurchase of common stock for the three months ended September 27, 2025:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Jun 29, 2025 to Jul. 26, 2025	—	$—	—	$—
Jul. 27, 2025 to Aug 23, 2025	—	$—	—	$—
Aug 24, 2025 to Sep. 27, 2025	576,189	$154.34	576,189	$9,376
Total	576,189
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended September 27, 2025, there were $443 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2.6 million shares of common stock from employees in connection with such net share settlement at an average price of $170.10 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarterly period ended September 27, 2025, the following directors and officers adopted, modified or terminated Rule 10b5-1 trading plans:
On August 22, 2025, Jean Hu, our Executive Vice President, Chief Financial Officer & Treasurer, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which a maximum of 34,462 shares of our common stock may be sold. The plan will terminate on September 11, 2026, or such date as the plan is otherwise terminated according to its terms.
On September 5, 2025, Lisa Su, our President & CEO and Chair of our Board of Directors, terminated her previously reported Rule 10b5-1 trading plan adopted on December 2, 2024 which was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which a maximum of 750,000 shares of our common stock could be sold (Previous Plan). The Previous Plan was scheduled to terminate on December 10, 2025. On September 9, 2025, Dr. Su adopted a new Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which a maximum of 600,000 shares of our common stock may be sold. The plan will terminate on November 10, 2026, or such date as the plan is otherwise terminated according to its terms.

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

4.1
Warrant to Purchase Shares of Common Stock, dated October 5, 2025, between Advanced Micro Devices, Inc. and OpenAI OpCo, LLC, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated October 5, 2025, is hereby incorporated by reference.

10.1
Registration Rights Agreement, dated October 5, 2025, between Advanced Micro Devices, Inc. and OpenAI OpCo, LLC, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 5, 2025, is hereby incorporated by reference.

*10.2	Outside Director Equity Compensation Policy, as amended and restated, dated as of August 20, 2025.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

*Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

November 4, 2025	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer