Form 10-K
period 2025-12-27
ADVANCED MICRO DEVICES INC
filed 2026-02-04
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 28, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $232.3 billion based on the reported closing sale price of $143.81 per share as reported on The NASDAQ Global Select Market (NASDAQ) on June 27, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,630,410,843 shares of common stock, $0.01 par value per share, as of January 30, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders (2026 Proxy Statement) are incorporated into Part III hereof. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 27, 2025.

PART I
ITEM 1.     BUSINESS
Cautionary Statement Regarding Forward-Looking Statements
The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; international sales will continue to be a significant portion of total sales in the foreseeable future; the expectation that AMD’s cash, cash equivalents, and short-term investments together with the availability under that certain revolving credit facility (the Revolving Credit Agreement) made available to AMD and certain of its subsidiaries, our commercial paper program, and our cash flows from operations will be sufficient to fund AMD’s operations, including capital expenditures, purchase and lease commitments and strategic activities over the next 12 months and beyond; AMD’s ability to obtain sufficient external financing on favorable terms, or at all; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial position, results of operation or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; revenue allocated to remaining performance obligations that are unsatisfied which will be recognized in the next 12 months; a small number of customers will continue to account for a substantial part of AMD’s revenue and receivables in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies such as AI; AMD’s expectation to utilize the cloud service capacity in its operations or assign the capacity; AMD’s expectation that it will not pay dividends in the near future; AMD’s ability to achieve its corporate responsibility initiatives; expected future AI technology trends and developments; the expected benefits of AMD’s acquisitions; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
Overview
AMD drives innovation in high performance and AI computing to solve the world’s most important challenges. AMD technology powers billions of experiences across cloud and AI infrastructure, embedded systems, AI PCs and gaming. With a broad portfolio of AI-optimized CPUs, GPUs, networking and software, AMD delivers full-stack solutions that help customers turn data into breakthroughs, with the speed and scale needed for a new era of intelligent computing. Our high-performance product portfolios provide differentiated solutions, including semi-custom System-on-Chip (SoCs), adaptive SoCs and accelerated processing units (APUs). For data centers, we offer AI accelerators, microprocessors (CPUs), graphic processing units (GPUs), data processing units (DPUs), AI Network Interface Cards (AI NICs) and field programmable gate arrays (FPGAs). We offer ultra-low latency networking solutions. We also offer data center rack-scale platform designs that incorporate AMD data center products to meet the growing performance demands of AI supercomputers and machine learning workloads. In client computing, our CPUs, APUs and chipsets for desktops and notebooks deliver performance, efficiency, AI capabilities and modern security features for gamers, creators, consumers and enterprises. AMD was the first company to integrate a dedicated neural processing unit (NPU) on the same SoC as an x86 CPU for AI PCs. By bringing NPU‑accelerated AI capabilities directly into mainstream x86 platforms, we established a differentiated technology footprint that supports a growing ecosystem of AI‑enabled applications and lays the groundwork for the multi‑generation Ryzen™ AI roadmap that continues to expand our leadership. Our GPUs, including discrete GPUs and semi-custom SoCs, are combined with software to power immersive gaming experiences across PCs, game consoles and cloud gaming services. Our embedded computing portfolio delivers high-performance, scalable solutions across CPUs, APUs, FPGAs, System-on-Modules (SOMs) and adaptive SoCs for markets such as automotive, industrial, healthcare, storage and networking with integrated AI processing capabilities.
We develop comprehensive software stacks that include development tools, compilers and drivers to enable our high-performance CPUs, APUs, GPUs and FPGAs. We have a comprehensive and open AI software stack to support the diverse set of AI ecosystems across frameworks, large and small language models and applications. By working closely with customers, we deliver customized solutions that meet their evolving needs, leveraging our broad IP portfolio and leadership in design, integration and advanced packaging. Our investments in technologies such as our custom-ready chiplet platform and AMD Infinity Fabric™ switch position us to maintain our leadership as a custom-design silicon provider of choice.
Our Strategy
We believe AI is shaping the next era of computing and its full potential will be realized when it becomes pervasive across cloud, edge and endpoint devices. With our compute engines, intellectual property, software enablement and deep expertise, AMD is positioned to lead in this next computing era. Our broad portfolio spans supercomputing, cloud, edge, embedded and end devices, providing the unique opportunity to make AMD the end-to-end AI leader.
In 2025, a key priority was accelerating growth in our Data Center segment. Demand for our data center AI accelerator products was strong as large hyperscale customers, OEMs and ODMs deployed our AMD Instinct™ MI350X Series GPUs. We advanced our AMD AI GPU roadmap to deliver an annual cadence of leadership for AMD Instinct solutions, beginning with the AMD Instinct MI350 Series GPUs in 2025. Beyond GPUs, we launched the 5th Gen AMD EPYC™ family of server processors in 2025, which deliver leadership performance and capabilities for a wide range of data center workloads, including AI. In addition, we previewed our “Helios” AI rack-scale platform solution that incorporates all of our data center products (CPUs, GPUs and Networking) to address the growing AI compute requirements.
We strengthened our AI leadership through a number of strategic acquisitions during the year. In March 2025, we acquired ZT Group Int’l, Inc. (ZT Systems), where we retained certain intellectual property and employees associated with the design operations (ZT Design Business). This acquisition enables us to deliver end-to-end AI solutions and accelerate the design and deployment of AMD-powered AI infrastructure at scale optimized for the cloud. In October 2025, we sold the ZT data center infrastructure manufacturing business (ZT Manufacturing Business) to Sanmina Corporation (Sanmina). We made other strategic acquisitions during the year to advance our software capabilities and enable highly optimized solutions across the stack, support co-packaged optics solutions for next-generation AI systems, and bring deep expertise in high-speed inference and reasoning-based AI technologies for large-scale deployments.

We believe that AI systems will require not only powerful chips, but also full-stack innovation across compute, networking, systems architecture and software. AMD is uniquely positioned to deliver across this stack, combining industry-leading CPUs, GPUs and adaptive SoCs with networking, software and system integration expertise. We continue to invest in software capabilities and the open ecosystem through the AMD ROCm™ platform, delivering new features for high-performance AI training and inference. In 2025, we introduced key optimizations and expanded support for frameworks and libraries, improving performance for generative AI workloads and simplifying the developer experience.
In October 2025, we entered into a product purchase agreement with OpenAI OpCo, LLC, (OpenAI) to deploy 6 gigawatts of AMD GPUs, with the deployment of the first gigawatt of capacity powered by our AMD Instinct MI450 series products. This multiyear strategic partnership with OpenAI demonstrates our continued execution of hardware, software and full-stack solutions roadmaps.
Our Business
Beginning in the first quarter of fiscal year 2025, we combined the Client and Gaming segments into one reportable segment to align with how we manage our business. All prior period segment data were retrospectively adjusted.
Our three reportable segments are:
•the Data Center segment, which primarily includes AI accelerators, CPUs for servers, GPUs, APUs, DPUs, AI NICs, FPGAs and SoC products for data centers;
•the Client and Gaming segment, which primarily includes CPUs, APUs, chipsets for desktops and notebooks, discrete GPUs, and semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs, APUs, FPGAs, SOMs, and adaptive SoC products.

From time to time, the Company may also sell or license portions of its IP portfolio.

In addition to these reportable segments, we have an All Other category, which is not a reportable segment.
Data Center Segment
Data Center Market
The Data Center segment primarily includes server-class CPUs, GPUs, AI accelerators, DPUs, AI NICs, FPGAs, and adaptive SoC products. We leverage our technology to address the computational, visual data processing and AI workload acceleration needs in the data center market. Modern data centers require high performance, energy efficient, scalable and adaptable compute engines to meet the demand driven by the growing amount of data that needs to be stored, accessed, analyzed and managed. Different combinations of CPUs, GPUs, DPUs, AI NICs, FPGAs and adaptive SoCs enable the optimization of performance and power for a diverse set of workloads.
Data Center Products
Server CPUs. Our CPUs for server platforms currently include the AMD EPYC™ Series processors. EPYC CPUs, which are based on the x86 architecture, are server-specific processors designed for high-performance computing, enterprise IT, supercomputing, and large data centers. Our 5th generation AMD EPYC family of server processors delivers improved performance and efficiency for AI, cloud and enterprise workloads.
Data Center GPUs. Our AMD Instinct™ family of GPU products, including AMD Instinct MI200, MI300, MI325 and MI350 series, are based on AMD CDNA™ architecture and designed for AI training, inference and exascale-class scientific computing. We also announced next-generation AMD Instinct MI355X GPUs for large-scale AI deployments. Our visual cloud GPU offerings include products in the AMD Radeon™ PRO V families. Our visual cloud data center GPUs include a range of solutions tailored towards workloads requiring remote visualization, such as Desktop-as-a-Service, Workstation-as-a-Service and Cloud Gaming.
FPGAs and Adaptive SoCs. We offer a wide range of FPGAs, adaptive SoCs and acceleration cards for the data center. Devices include the Virtex™, Kintex™, Artix™, and Spartan™ FPGA products, as well as Zynq™ and Versal™ adaptive SoCs. Our Alveo™ accelerator cards provide a platform for accelerating multiple data center workloads at the edge or in the cloud.

Networking Products. Our AMD Pensando™ DPUs and comprehensive networking software stack offload data center infrastructure services from the host CPU and are used by large Infrastructure as a Service (IaaS) cloud providers to accelerate workload performance for hosted virtualized and bare-metal offerings. We introduced our AMD Pensando “Pollara” 400 AI NICs and “Vulcano” AI NICs, which deliver high-speed connectivity across GPU clusters providing high-performance, AI-ready, flexible solutions for scale-out networking.
The AMD Solarflare™ portfolio continues to offer low latency networking solutions for capital markets, including hardware adapters and the Onload™ user space networking libraries.
Client and Gaming Segment
Client Business
Client Market
Our CPUs and APUs power PCs that are an integral part of how customers work, learn and play. The Client market encompasses the global personal computing ecosystem, including desktop and notebook PCs sold primarily through OEMs, distributors and select direct customers. Our products consist mainly of x86 CPUs and APUs marketed under the AMD Ryzen™ and AMD Ryzen™ AI brands for consumer, commercial and enthusiast segments. Our customers focus on a combination of performance, efficiency, reliability, and value that aligns with their specific use cases. We built a leadership roadmap across these areas and are continuing to further differentiate end user experiences by infusing AI across our portfolio.
Client Products
Desktop CPUs. Our desktop CPU and APU offerings include the AMD Ryzen™ and AMD Ryzen Threadripper™ processors. The Ryzen 9000 Series processors feature “Zen 5” cores, along with X3D models featuring 2nd generation AMD 3D V-Cache™ technology for leadership gaming performance. In 2025, we launched processors for gaming and content creation with Ryzen 9 9950X3D and Ryzen 9 9900X3D. In January 2026, we announced the Ryzen 7 9850X3D, in addition to our Ryzen 7 9800X3D series. Our Ryzen Threadripper™ 9000 Series processors for professional workstations feature increased core counts, expanded memory bandwidth and updated platform capabilities. Our portfolio also includes a broad range of Ryzen 9000 and Ryzen series desktop processors featuring a wide range of capabilities and price points for the growing Socket AM5 platform. In 2025, we released additional AMD Ryzen G Series processors with integrated advanced graphics to extend the longevity of the Socket AM4 platform.
Notebook CPUs. Our latest mobile processors are designed to deliver premium laptop experiences with local AI. In 2025, we launched AMD Ryzen AI 300 Series processors featuring a next generation NPU supporting Microsoft Copilot+ PCs, our latest “Zen 5” architecture and our AMD RDNA™ 3.5 graphics architecture. In January 2026, we launched our Ryzen AI 400 series processors, the next generation of processors for AI PCs. Building on our AI PC momentum, we expanded our portfolio by introducing Ryzen AI-powered platforms across notebooks and mini desktops and introduced a new reference platform for AI developers in January 2026, the Ryzen AI Halo, that features up to 128GB of memory for large AI model support. We also expanded the Ryzen AI Max processor lineup with the Ryzen AI Max+392 and Ryzen AI Max+388 to enable wider price points for our maximum GPU configurations. Our AMD Ryzen 8000 Series mobile processors, built on the “Zen 4” architecture feature our first generation NPU, and our Ryzen 10 and 100 series mobile processors, powered by both our “Zen 2” and “Zen 3+” core architectures, all address mainstream consumer and commercial markets. For handheld gaming systems, our Ryzen Z1 Series continues to deliver immersive experiences, and we introduced the Ryzen Z2 Series, bringing higher efficiency and improved graphics performance for portable gaming devices including the new Asus ROG Xbox Ally.

Commercial CPUs. AMD Ryzen PRO solutions deliver enterprise-class security, manageability, and reliability for commercial client PCs including business notebooks, desktops, and workstations. In 2025, we reinforced our leadership in commercial computing with new Ryzen PRO offerings that integrate AI capabilities, delivering performance, mobility, and enterprise features for our customers. Our AMD Ryzen AI PRO 300 Series, brings world-class security and manageability, with leadership productivity, battery life and AI capabilities to business notebooks and mobile workstations. With the announcement of our Ryzen AI 400 PRO Series, we continued to expand our next gen AI PC leadership and offerings. In 2025, we also launched the AMD Ryzen PRO 200 Series mobile processors that expand our commercial CPU portfolio enabling high performance PCs spanning a range of price points. For desktops, the AMD Ryzen PRO 8000G Series desktops offer an integrated AI solution for enterprises, and our AMD Ryzen Threadripper PRO CPU enables leadership performance, expanded memory bandwidth and platform reliability for premium workstations.
Chipsets. We offer a full suite of chipset products to support our AMD Ryzen and AMD Ryzen Threadripper platforms, for entry level through professional workstation desktop systems. These chipsets complement our latest CPU innovations, supporting robust connectivity and scalability for diverse client computing needs.
Gaming Business
Graphics Market
Graphics processing is a fundamental component across many of our products. Our customers generally use our graphics solutions to enable immersive visualization and to process AI/ML based workloads. We develop our graphics products for use in various computing devices and entertainment platforms, including data centers, desktop PCs, notebook PCs, handheld devices, All-in-Ones and professional workstations. In addition, we leverage our core IP, including graphics and processing technologies, to develop semi-custom solutions deeply co-engineered with our customers, which has enabled many of today’s leading gaming consoles and handheld gaming products.
Semi-Custom Products. Our semi-custom products are tailored, high-performance, customer-specific solutions based on CPU, GPU and multi-media technologies. We work closely with our customers to define solutions precisely matching their system requirements. AMD semi-custom SoC products power the Sony PlayStation® 5, the Microsoft® Xbox Series S™ and X™ game consoles, as well as the recently revealed Valve Steam Machine PC.
Discrete Desktop and Notebook GPUs. Our AMD Radeon RX discrete GPU processors for PCs power the latest gaming and creation platforms. In 2025, we released our Radeon RX 9000 Series graphics cards, based on a new AMD RDNA™ 4 architecture, designed for increased AI performance, new levels of ray tracing capabilities and enhanced performance per watt to deliver new levels of performance for gamers and creators. All of our graphics products are supported by the AMD software: Adrenalin Edition™ application, which is regularly enhanced to provide the latest in performance, features, and stability. We also released FSR “Redstone” gaming technologies to integrate Machine Learning for improved performance and visuals on our Radeon RX 9000 graphics cards.
Professional GPUs. Our AMD Radeon PRO family of professional graphics products are designed for integration in desktop workstations, optimized through hardware and software for demanding use cases such as 3D rendering, design and manufacturing for Computer-Aided Design (CAD), and media and entertainment for broadcast and animation pipelines on high resolution displays. In 2025, we launched our Radeon AI PRO R9000 Series of graphics cards, intended for local AI inference and creative workloads enabling professionals to accelerate AI-driven content creation and advanced visualization tasks directly on their workstation.

Embedded Segment
The Embedded Market
The Embedded segment primarily includes embedded CPUs, APUs, FPGAs, and adaptive SoC products. Embedded products address computing needs in aerospace and defense, automotive, industrial, vision and healthcare, communications infrastructure, test and measurement, emulation and prototyping, audio, video and broadcasting, and data center. Typically, our embedded products are used in applications that require varying levels of performance, where key features may include relatively low power, small form factors, and 24x7 operations. High-performance graphics are important in some embedded systems. Support for Linux®, Windows® and other operating systems as well as for increasingly sophisticated applications are also critical for some customers. Other requirements may include meeting rigid specifications for industrial temperatures, shock, vibration and reliability. The embedded market has moved from developing proprietary, custom designs to leveraging industry-standard instruction set architectures and processors to help reduce cost and speed time to market.
Embedded Products
Embedded CPUs and APUs. Our embedded portfolio expanded in 2025 with the introduction of three new AMD EPYC embedded processor series: AMD EPYC Embedded 9005 Series, EPYC Embedded 4005 Series processors and EPYC Embedded 2005 Series. These new series deliver enhanced performance and extended lifecycles for networking, storage, and edge server applications. We also launched the AMD Ryzen Embedded 9000 Series processors, offering performance-per-watt and low latency for automation systems and machine vision applications. In January 2026, we introduced a new family of Ryzen AI Embedded series processors with two new series: the Ryzen AI Embedded P100 and Ryzen AI Embedded X100 Series. These additions complement our existing AMD EPYC Embedded CPUs and AMD Ryzen Embedded Series processors including V-Series APUs and CPUs and R-Series APUs and CPUs. Our embedded solutions are designed to support high performance compute, high-bandwidth network connectivity and security, high-performance storage requirements for enterprise and cloud infrastructure, 3D graphics performance and 4K multimedia requirements of automotive infotainment systems.
FPGAs and Adaptive SoCs. Our FPGA products are hardware-customizable devices that can be tailored to meet the specific needs of each customer, enabling them to differentiate their products and accelerate time to market. Our FPGA families include AMD UltraScale+™, UltraScale™ 7 Series, and other earlier series. Adaptive SoC products include the AMD Zynq™ SoC and Zynq UltraScale+ Multi-Processing System-on-a-Chip (MPSoC), which combine FPGA technology with a heterogeneous processing system, as well as the industry’s first RFSoC architecture with integrated radio frequency (RF) data converters (Zynq UltraScale+ RFSoC and Zynq RFSoC DFE). The AMD Versal™ portfolio, composed of software-programmable adaptive SoCs, is a heterogeneous compute platform that combines a processing system, programmable logic, AI Engines, and digital signal processing (DSP) Engines. The Versal devices achieve dramatic system-level performance improvements over today's fastest FPGA competitors’ solutions and accelerate applications in a wide variety of markets, including aerospace and defense, automotive, industrial, vision and healthcare, communications infrastructure, test and measurement, emulation and prototyping, audio, video and broadcasting, and data center. Our Versal RF Series delivers compute performance for aerospace and defense applications. We introduced our Versal Premium Series Gen 2, the first adaptive compute devices supporting next-generation CXL® and PCIe® connectivity.
Development Boards, Kits and Configuration Products. We offer development kits for all our FPGA and adaptive SoCs. These kits include hardware, development tools, IP, and reference designs that streamline and accelerate the development of domain-specific and market-specific applications. We continue to enhance developer productivity with expanded support for AMD Kria™ SOMs and starter kits, enabling rapid prototyping and deployment for motor control and edge AI applications. Our Kria K24 SOM provides high determinism and low latency for powering electric drives and motor controllers used in compute-intensive DSP applications at the edge. Coupled with our Kria KD240 Drives Starter Kit, an out-of-the-box-ready motor control-based development platform, the products offer a seamless path to production deployment.

Design Platforms and Services
Adaptable Platforms. We offer two types of platforms that support our customers' designs and reduce their development efforts: FPGAs and adaptive SoCs. FPGAs feature reconfigurable hardware as well as integrated memory, DSP, analog mixed signal, high-speed serial transceivers and networking cores coupled with advanced software for a broad range of applications in all of our end markets. Our adaptive SoCs feature a heterogeneous processing system with integrated programmable hardware fabric targeting embedded systems that need real-time control, analytics, sensor fusion and adaptable hardware for differentiation and acceleration. Our Zynq UltraScale+ RFSoCs feature integrated high-performance RF data converters targeting wireless, radar and cable access applications. Enabled by both hardware and software design tools and an extensive operating system, middleware, software stack and IP ecosystem, adaptive SoCs target software developers as well as traditional hardware designers. Our Versal portfolio combines a processing system, programmable logic, AI Engines, and DSP Engines with leading-edge memory and interfacing technologies to deliver powerful heterogeneous acceleration for any application. This product portfolio is ideally suited to accelerate a broad set of applications in the emerging era of big data and AI.
Software Development Platform. Our AMD Vivado™ Design Suite provides hardware design teams with the tools and methodology needed to program FPGAs and adaptive SoCs. Our Vitis™ unified software platform enables the development and deployment of embedded software and accelerated applications on our FPGAs and adaptive SoCs. Our Vitis AI unified software platform enables the development and deployment of AI software on our FPGAs and adaptive SoCs.
Sales and Marketing
We sell our products via a direct sales force, our OEMs (as described in detail below) and through independent distributors and sales representatives in both domestic and international markets. Our sales arrangements generally operate on the basis of product forecasts provided by the particular customer, but do not typically include any commitment or requirement for minimum product purchases. We use purchase orders and related documents, and contractual agreements as evidence of our sales arrangements. Our agreements typically contain standard terms and conditions covering matters such as payment terms, warranties and indemnities for issues specific to our products.
We generally warrant that our products sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. We offer up to three-year limited warranties for certain product types and sometimes provide other warranty periods based on negotiated terms with certain customers.
We market and sell our latest products under the AMD trademark.
Our product brand for server microprocessors is AMD EPYC™ processors.
Our product brands for data center graphics are AMD Instinct™ accelerators and AMD Radeon™ PRO V Series.
Our product brands for data center networking are AMD Pensando™ Pollara 400 AI NIC and AMD Pensando Salina DPU.
Our product brand for low-latency adapters for FinTech is AMD Solarflare™ adapters.
Our client product brands for desktop and notebook PCs include: AMD Ryzen™, AMD Ryzen™ AI, AMD Ryzen™ PRO, AMD Ryzen™ Threadripper™, AMD Ryzen™ Threadripper™ PRO, AMD Athlon™, and AMD PRO A-Series processors.
Our product brand for the consumer graphics market is AMD Radeon™ graphics, and AMD Embedded Radeon graphics is our product brand for the embedded graphics market.
Our product brand for professional graphics products is AMD Radeon™ PRO graphics.
We also market and sell our chipsets under AMD trademarks.
Our FPGA products are Virtex™ 6, Virtex 7, Virtex UltraScale+, Kintex™ 7, Kintex UltraScale™, Kintex UltraScale+, Artix™ 7, Artix UltraScale+, Spartan™ 6, and Spartan 7 brands.

Our product brands for adaptive SoCs are Zynq™ 7000, Zynq UltraScale+™ MPSoC, Zynq UltraScale+ RFSoCs, Versal™ HBM, Versal Premium, Versal Prime, Versal™ AI Core and Versal AI Edge.
The software tools for our programmable devices are Vitis™, Vitis AI™, and Vivado™ tools.
Our System-on-Module (SOM) product is the Kria™ brand.
We also sell low-power versions of our AMD Athlon™, as well as AMD Geode™, AMD Ryzen™, AMD EPYC™,
AMD R Series and G Series processors as embedded processor solutions.
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
Our Client and Gaming Segment customers consist primarily of PC OEMs, a network of independent distributors and, for chipset products, ODMs that manufacture motherboards. PC OEMs and independent distributors as well as add-in-board manufacturers (AIBs), independent game console and portable gaming devices manufacturers and contract manufacturers for AMD branded graphics cards.
Our Embedded Segment products are sold to customers in a very wide range of markets such as aerospace and defense, automotive, industrial, vision and healthcare, communications infrastructure, test and measurement, emulation and prototyping, audio, video and broadcasting and data center. For these products, we either sell directly to our customers or through a network of distributors and OEM partners. We are also developing a network of Value Added Resellers (VARs) and Integrated Solution Vendors (ISVs) for our Alveo products.
We work closely with our customers to define product features, performance and timing of new products so that the products we are developing meet our customers’ needs. We also employ application engineers to assist our customers in designing, testing and qualifying system designs that incorporate our products. We believe that our commitment to customer service and design support improves our customers’ time to market and fosters relationships that encourage customers to use the next generation of our products.
We also work with our customers to create differentiated products that leverage our CPU, GPU, APU, DPU, AI NIC, and FPGA technology. Certain customers pay us non-recurring engineering fees for design and development services and a purchase price for the resulting products.
Original Equipment Manufacturers
We focus on three types of OEM partners: multi-nationals, selected regional accounts and selected global and local system integrators, who target commercial and consumer end customers of all sizes. Large multi-nationals and regional accounts are the core of our OEM partners’ business; however, we are increasingly focused on the VAR channel, which resells OEM systems to the mid-market and the small and medium business (SMB) segments. Additionally, we have increased our focus on global system integrators, which resell OEM systems, coupled with their software and services solutions into Enterprise, High Performance Computing (HPC) and Cloud Service Provider customers. Our OEM customers include numerous foreign and domestic manufacturers of servers and workstations, desktops, notebooks, PC motherboards and game consoles.

Hyperscale Data Centers
Large multi-national public cloud service providers and hyperscale private data centers directly and indirectly purchase a substantial portion of our data center-focused products, including server CPUs, GPU accelerators, DPUs, AI NICs, FPGAs and adaptive SoCs. These products are incorporated into servers and other data center appliances sold by OEMs to the hyperscale customers or into custom servers or hardware designed by or for these customers and manufactured by ODMs or contract manufacturers. Hyperscale data centers use these products to operate web-based applications or to support public cloud computing and storage service offerings, including but not limited to AI workloads such as generative AI models.
Third-Party Distributors
Our authorized channel distributors resell to sub-distributors, OEMs, ODMs and other customers. Typically, distributors handle a wide variety of products, and may include products from other manufacturers that compete with our products. Distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions and provide certain return rights with respect to any product that we have removed from our price book or are otherwise subject to discontinuation. In addition, some agreements with our distributors may contain standard stock rotation provisions permitting limited product returns.
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
Competition
The markets in which our products are sold are highly competitive and rapidly evolving and delivering the latest and best products to market on time is critical to revenue growth. The competitiveness of our products depends on a number of factors including, performance, total cost of ownership, timely product introductions, product quality and reliability, product features and capabilities, energy efficiency (including power consumption and battery life, given their impact on total cost of ownership), size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability. Competition is expected to remain intense, driven by rapid technological change, evolving standards, shifting customer preferences, product obsolescence, and frequent product launches from both established and new competitors.
Competition in Data Center Segment
In the Data Center segment, we compete primarily against Intel Corporation (Intel) and Nvidia Corporation (Nvidia with our CPU, GPU DPU and AI NIC server products. In addition, we compete against Altera with our FPGA and adaptive SoC server products. A variety of smaller fabless silicon companies offer proprietary accelerator solutions and Arm®-based CPUs targeting data center use cases. In addition, some of our customers are internally developing their own data center microprocessor products and accelerator products which could impact the available market for our products.
Competition in Client and Gaming Segment
Our primary competitor in the supply of CPUs and APUs is Intel. A variety of companies provide or have developed Arm-based microprocessors and platforms which could lead to further adoption of Arm-based PC solutions.

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
Competition in Embedded Segment
We expect continued competition from our primary FPGA competitors such as Altera, Lattice Semiconductor Corporation and Microsemi Corporation, and from ASSP vendors such as Broadcom Corporation, Marvell Technology Group, Ltd., Analog Devices, Texas Instruments Incorporated, NXP Semiconductors N.V., Qualcomm Incorporated and NVIDIA. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Intel is our main competitor for embedded CPUs. Other competitors include manufacturers of high-density programmable logic products characterized by FPGA-type architectures; high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs; ASICs and ASSPs with incremental amounts of embedded programmable logic; high-speed, low-density CPLDs; high-performance DSP devices; products with embedded processors; products with embedded multi-gigabit transceivers; discrete general-purpose GPUs targeting data center and automotive applications; and other new or emerging programmable logic products.
Research and Development
We focus our research and development (R&D) activities on designing and developing products. Our main area of focus is on delivering the next generation of processors (CPU and GPU), FPGAs and adaptive SoCs, accelerators (adaptive, graphics and DPU), SOMs and AI NICs, and the associated software for these products. We focus on designing, with security in mind, new integrated circuits (ICs) with improved performance and performance-per-watt in advanced semiconductor manufacturing processes, the design of logic and interface IP, advanced packaging technologies, and heterogeneous integration technologies. We also focus on software as part of the development of our products, including design automation tools for hardware, embedded software, AI stack, and optimized software tools and libraries that extend the reach of our platforms to software and AI developers. Through our R&D efforts, we were able to introduce a number of new products and enhance our IP core offerings and software.
We also work with industry leaders on process technology, design tools, intellectual property, software and other industry consortia to conduct early-stage R&D. We are also actively contributing to numerous industry open-source software initiatives and industry consortia across a broad range of technologies. We conduct product and system R&D activities for our products in the United States with additional design and development engineering teams located in various countries who undertake specific activities at the direction of our U.S. headquarters.
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
Assembly, Test, Mark and Packaging Facilities
Wafers for our products are either sorted by the foundry or delivered by the foundry to our assembly, test, mark and packaging (ATMP) partners or subcontractors located in the Asia-Pacific region, who package and test our final semiconductor products. We are party to two ATMP joint ventures (collectively, the ATMP JVs) with Tongfu Microelectronics Co., Ltd. The ATMP JVs, Siliconware Precision Industries Ltd. (SPIL) and King Yuan Electronics Company (KYEC) provide ATMP services for our products.

Intellectual Property and Licensing
We rely on contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights include copyrights, patents, patent applications, trademarks, trade secrets and mask work rights. As of December 27, 2025, we had approximately 7,200 patents in the United States and approximately 2,200 patent applications pending in the United States. In certain cases, we have filed corresponding applications in foreign jurisdictions. Including United States and foreign matters, we have approximately 18,900 patent matters worldwide consisting of approximately 12,600 issued patents and 6,300 patent applications pending. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We do not believe that any individual patent, or the expiration of any patent, is or would be material to our business. As is typical in the semiconductor industry, we have numerous cross-licensing and technology exchange agreements with other companies under which we both transfer and receive intellectual property and technology rights. We have acquired various licenses from external parties to certain technologies that are implemented in our products, including our IP cores and devices. These licenses support our continuing ability to make and sell our products. We have also acquired licenses to certain proprietary software, open-source software, and related technologies, such as compilers, for our design tools. Continued use of such software and technology is important to the operation of the design tools upon which our customers depend.
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
Human Capital
As of December 27, 2025, we had approximately 31,000 employees in our global workforce. We believe we are at our best when our culture of innovation and people from all kinds of backgrounds work together in an engaging and open environment. Areas of focus for us include:
Mission, Culture, and Engagement
Founded in 1969 as a Silicon Valley start-up, the AMD journey began with dozens of employees focused on leading-edge semiconductor products. From those modest beginnings, we have grown into a global company achieving many important industry firsts along the way. Today, we develop AI and high-performance computing to solve some of the world’s toughest challenges.
Our Vision - High performance and adaptive computing is transforming our lives.
Our Mission - Build great products that accelerate next-generation computing experiences.
Our employees are driven by this vision and mission. Innovation occurs when creative minds and diverse perspectives work together. This is the foundation of our unique culture and the reason we believe our employees are among the most engaged in our industry.
We conduct an annual survey of our global workforce to measure our culture, engagement, and workplace experience. The results are reviewed by our Board of Directors and acted upon by our senior leadership team. Results from our 2025 survey reported scores that continued to be among the very best for global companies in the technology industry.
Diversity, Belonging and Inclusion (DB&I)
Our diverse workforce allows us to create an inclusive workplace that encourages employees to share their opinions and different perspectives. We believe that having a diverse talent pipeline, encouraging a culture of respect and belonging, and enabling unique voices to be heard fosters innovation and makes our company stronger. Our

Employee Resource Groups (ERGs) encourage employee engagement and play an important role in our culture. ERGs are voluntary initiatives in which an employee chooses to actively participate in one or more employee engagement programs. In 2025, we broadened our commitment to developing our engineering talent by expanding mentoring opportunities and career development programs for engineering professionals at AMD.
Total Rewards
We invest in our workforce by offering competitive salaries, incentives, and benefits to ensure that we continue to attract and retain the industry’s best and brightest in an equitable manner. We regularly review our compensation practices, considering factors relevant to ensuring equitable pay such as an employee’s role, experience, skills, and performance. We also benchmark set pay ranges based on relevant market data and our overall workforce. We focus on flexibility and choice in our benefits that resonate with a multi-generational workforce as well as offering inclusive benefits. We also provide flexibility with in-person, hybrid and remote work as options for our employees.
We have a strong pay for performance culture that we believe drives superior results and our rewards programs enable us to attract, retain and motivate our workforce.
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
Employee Voice
At AMD, we value the importance of employee voice and actively engage in efforts to ensure that our employees' opinions and perspectives are heard and considered. Our employee voice strategy includes an annual AMDer Survey (engagement survey) referenced above. Additionally, we measure effectiveness across all elements of the employee lifecycle, including onboarding, exit, and regularly seek out employee feedback on areas including benefits and total rewards satisfaction. Further, our executive team holds frequent employee roundtables, town halls and global team meetings, which facilitate open communication and feedback from our workforce.
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

Certain environmental laws, including the United States Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose strict and, under certain circumstances, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. We have been named as a responsible party at three Superfund Sites in Sunnyvale, California that are on the National Priorities List. Since 1981, we have discovered hazardous material releases to the soil and groundwater from former underground tanks and proceeded to investigate and conduct remediation at these three sites. The chemicals released into the groundwater were commonly used in the semiconductor industry in the United States in the wafer fabrication process.
In 1991, we received Final Site Clean-up Requirements Orders from the California Regional Water Quality Control Board relating to the three sites. We entered into an agreement with another responsible party with respect to one of the sites. Pursuant to that agreement, the other party is responsible for cleanup of certain offsite contamination. We remain responsible for cleanup not covered by the agreement, including on-site cleanup, as well as all remaining costs in the event that the other party does not fulfill its obligations under the agreement.
To address anticipated future remediation costs under the orders, we have computed and recorded an estimated environmental liability of approximately $5.9 million and have not recorded any potential insurance recoveries in determining the estimated costs of the cleanup. The progress of future remediation efforts cannot be predicted with certainty and these costs may change. We believe that any amount in addition to what has already been accrued would not be material.
Additional environmental regulations on materials, chemicals, energy and waste apply directly or indirectly to the design, manufacturing, use and end-of-use of semiconductor devices and solutions. As examples, the European Union (EU) and China are among a growing number of jurisdictions that have enacted restrictions on the use of lead and other materials in electronic products. Chemical reporting and restriction requirements continue to evolve, namely related to per- and polyfluoroalkyl substances (PFAS). Jurisdictions including the EU, California and China are developing or have finalized product energy efficiency regulations impacting market access and/or public procurement for computers and servers. Existing and developing regulations related to electronic waste recycling and extended producer responsibility, including the EU, China, Brazil, India, as well as state and municipal jurisdictions like California and Sao Paulo Brazil, require labeling, fees and/or reporting to support recycling efforts. Certain of these laws target end-user products. However, the scope of such laws is inconsistent, which increases the complexity of compliance. We continue to work with customers, suppliers and industry groups to monitor and address product-related environmental regulations. While compliance has not historically had a material impact on our financial condition, earnings, or competitive position, there can be no assurance that these evolving laws will not require us to incur significant costs, modify our operations or product designs, or take other actions for compliance.
Additional Information
AMD was incorporated under the laws of Delaware on May 1, 1969 and became a publicly held company in 1972. Our common stock is currently listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. Our mailing address and executive offices are located at 2485 Augustine Drive, Santa Clara, California 95054, and our telephone number is (408) 749-4000. For financial information about geographic areas and for segment information with respect to revenues and operating results, refer to the information set forth in Note 4 of our consolidated financial statements. We use a 52- or 53-week fiscal year ending on the last Saturday in December. References in this report to 2025, 2024 and 2023 refer to the fiscal year unless explicitly stated otherwise.
AMD, the AMD Arrow logo, 3D V-Cache, Alveo, Athlon, Atrix, CDNA, CoolRunner, EPYC, FidelityFX, FirePro, FreeSync, Geode, Infinity Fabric, AMD Instinct, Kintex, Kria, Opteron, Pensando, Radeon, RDNA, ROCm, Ryzen, Spartan, Threadripper, UltraScale, UltraScale+, Versal, Virtex, Vitis, Vivado, XDNA, Xilinx, Zynq and combinations thereof are trademarks of Advanced Micro Devices, Inc.
Microsoft, Windows, and Xbox One are registered trademarks of Microsoft Corporation in the United States and/or other countries. Linux is the registered trademark of Linus Torvalds in the United States and/or other countries. PlayStation is a registered trademark of Sony Interactive Entertainment, Inc. Arm is a registered trademark of Arm Limited (or its subsidiaries) in the United States and/or other countries.

Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.
Website Access to Our SEC Filings and Corporate Governance Documents
On the Investor Relations pages of our website, http://ir.amd.com, we post links to our filings with the SEC, our Principles of Corporate Governance, our Code of Ethics for our executive officers, all other senior finance executives and certain representatives from legal and internal audit, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions, our Global Code of Conduct, which applies to our Board of Directors and all of our employees, and the charters of the committees of our Board of Directors.
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
•We may be required to satisfy financial obligations under guarantees and other commercial commitments.
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
Our competitors may use their market position and financial resources to market and price their products in a way to dissuade customers from purchasing from us. For example, Intel Corporation (Intel) uses its microprocessor market position to price its products aggressively and target our customers and channel partners with special incentives. These aggressive activities have reduced and may reduce our unit sales and average selling prices for many of our products, adversely affecting our business. Similarly, Nvidia Corporation (Nvidia) leverages its market position in data center GPU, financial resources, and proprietary software ecosystem to promote its systems and influences customers who do business with us. Our competitors’ business practices, including allocation strategies, pricing actions, product mix and introduction schedules, licensing terms, marketing arrangements, product bundling strategies, lack of software inoperability and business acquisitions can limit customers’ ability to choose alternative products, including ours. This may limit our market share and decrease our margins and profitability, which may have a material adverse effect on our business.
In addition, strategic partnerships, acquisitions and business collaborations by and between our competitors may increase competition and adversely affect our business. For example, in September 2025, Nvidia announced a partnership and investment in Intel to partner on new data center and client platform products. This partnership may result in increased competition and pricing pressure for our products or could prevent us from participating in other opportunities, which could materially adversely impact our business, financial condition and margins.
The semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future.
The semiconductor industry is highly cyclical and has experienced significant downturns, often alongside constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. The growth of AI is further creating pressure on the semiconductor industry to timely design, manufacture and deliver semiconductor products and solutions to meet customer demand for computing power and AI infrastructure. We have incurred substantial losses in previous downturns, due to substantial declines in average selling prices; the cyclical nature of supply and demand imbalances in the semiconductor industry; a decline in demand for end-user products that incorporate our products; and excess inventory levels and periods of inventory adjustment. Such industry-wide fluctuations may materially adversely affect us in the future. Global economic uncertainty and weakness have in the past impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. In our Data Center segment, we offer products that are optimized for generative AI applications and since 2024, we have experienced significant demand for our AI accelerators. The demand for such products will in part depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown. Some customers in AI markets may be unable to secure access to internal and external infrastructure, including availability of sufficient data center capacity or energy for the buildout of data centers that use our products. In addition, construction delays in the scheduled buildout of data centers could impact the timing of customer demand. Such delays in the buildout of data centers could have a material adverse effect on our business, financial condition and future growth strategy. Customers may also lack, or be unable to, secure capital to fund their required AI infrastructure and may request alternative financing or deferred‑payment arrangements from vendors and suppliers. These limitations could delay or reduce the demand for our products, which could negatively impact our revenue.
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
Our Embedded segment primarily includes embedded CPUs, APUs, FPGAs, System on Modules (SOMs) and adaptive SoC products some of which are subject to macroeconomic trends and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products.

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
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, fluctuating interest rates, recession, slowing growth, increased unemployment, tighter credit markets, changes or uncertainty in fiscal monetary or trade policy, implementation of new or increased tariffs, retaliatory tariffs by other countries or other trade restrictions, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. If current or prospective customers default on or delay payments to us, our earnings and cash flow could be adversely impacted. This risk is heightened as we expect that a small number of customers will continue to account for a substantial part of our revenue. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Adverse changes in economic conditions could increase costs of memory, equipment, materials or substrates and other supply chain expenses. For example, there is currently an industry-wide memory shortage as the demand for such components has outpaced supply. The price of memory has also increased as a result of the shortage. If we are not able to procure a stable supply of materials, including memory, on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a supply shortage or an increase in production costs, which could negatively impact our gross margin and materially adversely affect our business. Our ability to forecast our operating results, make business decisions and execute our business strategy could be adversely impacted by challenging macroeconomic conditions. In addition, uncertain economic conditions could lead to higher borrowing costs and reduced availability of capital and credit markets, making it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. An economic downturn or increased uncertainty could also lead to failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments. If a banking institution in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds, which in turn could adversely impact our short-term liquidity and ability to meet our operating expense obligations.
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
We may purchase equipment, materials and substrates for use by our back-end manufacturing service providers from a number of suppliers and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials of acceptable quality on a timely basis. Our third-party suppliers also depend on the same timely delivery of adequate quantities of equipment and materials of acceptable quality in the manufacture of our products. In addition, as many of our products increase in technical complexity, we rely on our third-party suppliers to update their processes in order to continue meeting our back-end manufacturing needs. Certain equipment and materials that are used in the manufacture of our products are available only from a limited number of suppliers, or in some cases, a sole supplier. We also depend on a limited number of suppliers to provide the majority of certain types of IC packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of suppliers. For example, there is currently an industry-wide memory shortage as the demand for such components has outpaced supply. The price of memory has also increased as a result of the shortage. If we are unable to procure a stable supply of memory, equipment, materials or substrates of acceptable quality on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in memory, equipment, materials or substrate supply or an increase in production costs, which could have a material adverse effect on our business. We have long-term purchase commitments and prepayment arrangements with some of our suppliers. If the delivery of such supply is delayed or does not occur for any reason, it could materially impact our ability to procure and process the required volume of supply to meet customer demand. Conversely, if we overestimate our customer demand or experience a decrease in customer demand, either because customers cancel orders or choose to purchase from our competitors, it could result in excess inventory and an increase in our production costs, particularly since we have prepayment arrangements with certain suppliers. Because some of the equipment and materials that we and our third-party manufacturers purchase are complex, it is sometimes difficult to substitute one equipment or materials supplier for another.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. As product complexity has increased, manufacturing lead times have extended and longer production cycles, combined with short product cycles, increase the risk that customer demand for products may change between wafer order and finished good availability, which could result in significant mismatches between supply and demand. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to China (including Hong Kong and Macau) and D5 countries, or to companies headquartered in or with an ultimate parent located in such countries. This restriction impacts our AMD Instinct™ MI308 products. As a result of the restriction, we incurred approximately $800 million in inventory and related charges in the second quarter of 2025. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. As such, our revenues and results of operation could be negatively affected.
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
We market and sell our products through a global, multi-tier network of authorized distributors, resellers and OEMs. Despite programmatic controls, audits and contractual restrictions, our pricing programs may be misused, and unauthorized resellers or unauthorized resale can occur on the “gray market”. Gray market activities could result in customer satisfaction issues because any time products are purchased outside our authorized distribution channels there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or are used products represented as new. These substandard gray market products may have higher-than-expected failure rates and as a result, we may face brand protection risks, reputational harm or unauthorized warranty claims. Gray market products result in shadow inventory that is not visible to us, making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channels compete with these heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. We also face risks of product diversion into restricted markets, including reexports or sales to prohibited end users/end uses. Products acquired on the gray market or through other unauthorized channels are at higher risk of being re-sold to prohibited end-users, misused, and deployed for uses that do not align with AMD’s ethics, values or compliance standards. Despite our compliance programs and procedures for mitigating these risks through customer and transaction screening, distributor audits, law enforcement and NGO cooperation and export control compliance (including licensing where required), we may not fully eliminate these risks.

Climate change may have an impact on our business.
Climate change may adversely affect our business, as well as that of our suppliers and customers. Increasing frequency and severity of natural disasters and climate-related events could impact the major regions where we have operations and could disrupt our business and that of our customers and suppliers. Our headquarters and some of our operations and facilities are located in areas that are susceptible to earthquakes and tsunamis, wildfires, extreme storms, flooding, extreme heat, drought, freezing, tropical cyclones and other natural disasters. Water and energy availability and reliability in the regions where we have facilities and where our suppliers and customers have operations is important to our business. Certain natural disasters could disrupt our operations and our suppliers’ or customers’ operations, including by disrupting, the availability of energy or water necessary for the operations of our business or those of our suppliers and customers. Such disruptions could interrupt our supply chain, delay manufacturing and product shipments, lead to a loss of business and higher costs to maintain or restore operations, any of which could adversely affect our business and operating results. Supply chain delays resulting from climate change related disruptions may lead to contractual disputes, litigation and increasing costs. Data centers depend on access to clean water and reliable energy. Customers’ ability to obtain sufficient energy capacity to meet demand is a complicated, multi-year process that involves regulatory and technical challenges. If customers cannot secure sufficient power or water, or experience outages or shortages of these resources, they may be unable to expand their data center capacity and may reduce or stop purchases from us.
Although we maintain property, casualty, and other insurance, coverage varies by type, availability and cost. Some of our policies have large deductibles and broad exclusions. Additionally, our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be significant, which could materially harm our results of operations and financial condition.
Our business and the business of our suppliers and customers may also be subject to current and future climate-related regulations, contract terms and lawsuits. Increased regulations on carbon taxes, greenhouse gas emissions, fuel or energy taxes will likely result in greater costs, such as through carbon pricing impact on utilities or through requiring greater renewable energy purchases than otherwise planned.
Our supply chain manufacturing suppliers may incur increased costs of doing business should they be affected by new climate-related expectations such as those affecting abatement equipment, renewable energy, and/or alter production processes and materials selections. The additional compliance costs incurred by our suppliers may be passed on to us and result in greater indirect costs to us. These costs and restrictions could materially harm our business and results of operations by increasing our expenses, damaging our reputation for actual or perceived non-compliance, or requiring us to alter our operations and products. The long-term effects of climate change on the global economy and the technology industry are unclear but could be severe. Additionally, we are or expect to be subject to various new or proposed climate-related disclosure requirements and we expect to incur costs and resources in order to comply. Failure to comply with such reporting obligations may result in enforcement actions, litigation or reputational harm and could have a material adverse effect on us.

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
Evolving U.S. government policy toward semiconductor exports, particularly in the context of national security and foreign policy priorities could adversely affect our business. In October 2023, the Bureau of Industry and Security (BIS) of the United States Department of Commerce issued requirements for the export of certain advanced computing items to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China (a D5 Country). These controls prevent us from shipping certain AMD Instinct™ integrated circuits and certain AMD Versal™ FPGAs to China, or to customers outside of the United States who are headquartered in—or whose ultimate parent is headquartered in—a D5 Country, without a license. BIS may not timely update performance-based licensing thresholds in the 2023 export requirements and/or may issue new licensing requirements and regulatory controls in the future. Accordingly, there is a risk that new products which exceed current licensing thresholds, or even those below current licensing thresholds, may not succeed because BIS could determine they are subject to licensing requirements. U.S. export restrictions on semiconductors and semiconductor technology to China and Chinese customers negatively impact our ability to sell to customers in China and make it easier for our China-based competitors to develop and sell their own solutions and reduce the need for our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to a D5 Country, and to companies headquartered in, or with an ultimate parent located in such D5 Country. This restriction impacts our AMD Instinct™ MI308 products. As a result of the restriction, we incurred approximately $800 million in inventory and related charges in the second quarter of 2025. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers. During the fourth quarter of fiscal year 2025, we began shipping products and reversed approximately $360 million of the charges recorded earlier in the year. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. In August 2025, U.S. government officials expressed an expectation that the U.S. government will receive 15% of the revenue generated from licensed MI308 sales to China. However, to date, the U.S. government has not published a regulation establishing such requirement. Any request for a percentage of the revenue by the U.S. government could subject us to litigation, increase our costs and harm our competitive position and benefit competitors that are not subject to such arrangements.
Additional export restrictions imposed in the future may not only impact our ability to serve China but could also impact our ability to serve other markets. If any new export controls impact more of our products, we may be unable to sell our inventory of such products and we may further incur inventory and related charges since there is no assurance that the U.S. government will grant licenses at all or in a timely manner. Even if we are granted licenses, the licenses may be temporary or could impose onerous conditions for us or our customers. If we are not granted licenses, we may be unable to develop a competitive product for the China market that is not subject to licensing requirements. Limits on sales of our offerings in the China market due to export controls could impact our competitive position compared to domestic Chinese competitors and other companies or competitors not subject to the same restrictions. As such, we could lose market position and our business, operating results, and financial condition would be adversely impacted.
In January 2025, BIS issued a final rule, commonly referred to as the “AI Diffusion Rule,” that would have imposed new restrictions on the export, reexport and in-country transfer of certain advanced semiconductor devices and technology. In May 2025, BIS announced its intention to rescind the AI Diffusion Rule, publish a regulation formalizing the rescission, and issue replacement rules in the future. The replacement rules may limit our ability to engage in certain business transactions, require new export licenses, delay shipments, or necessitate changes in our compliance processes and product designs to ensure regulatory compliance. Additionally, BIS’s announced plans introduce uncertainty as we evaluate whether specific products, technologies, or software fall within the scope of any new restrictions, and whether BIS will grant licenses in a timely matter or at all. Compliance with the planned or existing rules could result in increased costs, disruption of key customer and supplier relationships, loss of competitive positioning in international markets or reputational harm.

The implementation or increase of any tariffs, trade protection measures or restrictions, or retaliatory actions from foreign governments could result in lost sales and adversely impact our reputation and business. The U.S. government has instituted or proposed changes in trade policies that include higher tariffs on imports into the U.S. and other government regulations affecting trade between the United States and other countries where we conduct our business. Such changes to U.S. trade policy have the potential to adversely impact the U.S. economy or sectors thereof and could significantly impact our business, in particular the import of products used in our business that are manufactured outside the U.S. Any retaliatory actions by affected countries and foreign governments could result in tariffs, trade protection measures or other restrictions imposed on our current and future products. Our customers’ costs of doing business may increase or their sales may be negatively affected. As such, customer demand for our products may decline, which could adversely impact our ability to generate revenue and result in inventory impairment changes. For instance, tariffs on hardware required for data centers could raise costs for our customers, potentially causing them to delay or cancel AI infrastructure investments. Further, to the extent that the United States, China or other countries seek to promote products that are produced domestically or reduce their dependence on products from another country, they may implement regulations or policies that may negatively affect our business.
The United States and other countries’ export control regulations continue to focus on targeting semiconductors associated with AI, including GPUs and associated products and services, by restricting or prohibiting their unlicensed sale or supply to U.S. embargoed or sanctioned countries, governments, persons and entities. The United States has imposed unilateral controls restricting GPUs and associated products, and is likely to further adopt other unilateral or multilateral controls. The scope and application of such controls have been and may continue to be broad, which may prohibit us from exporting or providing access to our products to customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing and warehousing locations, or could impose other conditions that limit our ability to meet demand abroad. If export controls targeting semiconductors associated with AI including GPUs and associated products and services are further tightened, or the classification of our products under those controls’ changes, our ability to export our technology, products or services could be further restricted. We may also be at a competitive disadvantage if our competitors are not subject to the same or similar restrictions or classifications. Such export controls have, and may in the future, subject downstream recipients of our products to additional restrictions on the use, resale, repair or transfer of our products and may have a material adverse effect on us. New export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all. In addition, deemed export restrictions could further affect our ability to provide services or develop products in the United States. Continued changes to export control regulations that we are subject to, or changes to their interpretation and enforcement, could result in greater compliance costs and other compliance burdens on our business and our customers which could adversely impact our business. Export controls have and may continue to encourage customers in China and other markets subject to those controls to pursue alternatives to U.S. semiconductors for their product designs to limit compliance burdens and potential impact on their product roadmaps. From time to time, governments provide incentives or make other investments that could benefit and give a competitive advantage to our competitors. Government incentives may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.

We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, BIS added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. Since that time, the United States administration has called for changes to domestic and foreign policy, including policies with respect to China and Russia. Specifically, United States-China trade relations remain uncertain as the United States continues to add more Chinese companies to the Entity List and introduce new regulations on advanced computing, semiconductor manufacturing, and AI, while China has imposed retaliatory tariffs. Moreover, as the U.S. government continues adding companies to the Entity List, our supply chain may be negatively impacted as we may be required to suspend purchasing from such suppliers or selling to such customers or otherwise unable to fulfill our contractual obligations to them. For example, in September 2025, BIS issued a new rule designating any entity that is at least 50% owned by one or more entities on the Entity List will be subject to Entity List restrictions and this rule similarly applies to entities at least 50% owned by listed “military end users” and certain sanctioned parties. In October 2025, the U.S. government announced that it planned to suspend enforcement of this new rule for one year. However, the restrictions can be reimposed at any time. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. If we were ever found to have violated these laws or similar applicable non-U.S. laws, even if the violation occurred without our knowledge, we may be subject to penalties, which could adversely affect our reputation, business, operating results and financial condition.
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

Our income tax expense is computed based on tax rates enacted at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. Many countries have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely “Pillar One” and “Pillar Two”). In January 2026, the OECD released a "side-by-side" package introducing new safe harbors and providing an exemption for U.S.-based multinational companies from parts of the global minimum tax framework. This guidance is intended to simplify compliance with a permanent simplified Effective Tax Rate safe harbor, a one-year extension of the transitional Country-by-Country Reporting safe harbor and reinforce the role of Qualified Domestic Minimum Top-up Taxes (QDMTT). While these rules are generally favorable to the Company, they need to be adopted by each country to be considered enacted for financial accounting purposes. As new guidance becomes available in each country, we will continue to evaluate the impact of the proposed and enacted legislative changes to our effective tax rate and cash flows.
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
From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 12 - Commitments and Contingencies of the Notes to our Consolidated Financial Statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.

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
New emerging technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. Given the complexity and rapid development of AI, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. For example, the EU AI Act was adopted in 2024 and its implementation will be phased in over the next few years. In other jurisdictions, similar legislation is being considered. Such laws and regulations may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with them. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase costs and burdens to us and our customers, delay or halt deployment of new systems using our products, reduce the number for entrants and customers and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations. Governments are also considering the new issues in intellectual property law that AI creates, which could result in different intellectual property rights in technology we create with AI and development processes and procedures and could have a material adverse effect on our business.

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
We may be required to satisfy financial obligations under guarantees and other commercial commitments.

From time to time, we enter into commercial arrangements such as long-term capacity purchase agreements, financial guarantees and leases to support customers’ or commercial partners’ infrastructure development. These arrangements may increase our exposure to counterparty risk, such as their inability to secure the necessary capital or financing, delays in project execution and downturns in their business, including insolvency. If we are required to satisfy our financial obligations under these commercial arrangements, our business, operating results, financial and condition may be adversely affected.

Merger, Acquisition, Divestiture, and Integration Risks
Acquisitions, joint ventures, and/or investments, and the failure to integrate acquired businesses, may fail to materialize their anticipated benefits and could disrupt our business, which could adversely affect our results of operation and financial condition.
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and services and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions and joint ventures include numerous risks including, but not limited to: our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all; inability to obtain, or delay in obtaining, regulatory approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; and failure of a transaction to advance our business strategy or other unforeseen factors. For example, in March 2025, we completed our acquisition of ZT Systems. While we believe that our acquisitions will result in certain benefits, including certain operational synergies, accretion and cost efficiencies, and drive product innovations, achieving these anticipated benefits depends on our ability to successfully integrate the acquired businesses into our business. We cannot be certain that our acquisitions can be successfully integrated with our business in a timely manner or at all, for a variety of reasons, including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations and integrating and retaining the employees including key personnel of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. If we cannot successfully integrate or are delayed in integrating newly acquired businesses, it could result in increased costs, decreases in expected revenues, diversion of management’s time and attention, negatively impact our ability to develop or sell new products and impair our ability to grow our business, which could materially adversely affect our financial conditions and operating results. Even if the businesses we acquire are successfully integrated, the benefits of such transactions may not be realized within the anticipated time frame or at all. To complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. From time to time, we may also seek to divest or wind down portions of our business, either acquired or otherwise. Such dispositions involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all; litigation; disruption of our ongoing business and distraction of management; failure to effectively transfer liabilities, contracts, facilities and employees to buyer; continued financial obligations and unanticipated liabilities; and closing delays. For example, purchase price consideration received from divestitures can be subject to customary post-closing adjustments, and if such adjustments are material, we may be exposed to losses, which could have a material impact on our financial position and results of operations.
Moreover, we may not adequately assess the risks of new business initiatives and subsequent events may arise that alter the risks that were initially considered. Acquisitions, joint ventures and other investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products, which could have a negative impact on our results of operations. Acquisitions or joint ventures may also reduce our cash available for operation and other uses which could harm our business. For example, the majority of our ATMP services are provided by the ATMP JVs, and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the ATMP JVs, it could result in lost sales and have a material adverse effect on our business. We may not realize the expected benefits from the THATIC JV’s expected future performance, including the receipt of any royalties from certain licensed intellectual property. In June 2019, the BIS added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. We are complying with U.S. law pertaining to the Entity List designation.

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
We account for certain acquisitions using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD as the accounting acquirer. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. These acquisitions resulted in recognition of significant goodwill and other intangible assets on our Consolidated Balance Sheets. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. All tangible and intangible assets including goodwill, are subject to impairment testing when events or changes in circumstances suggest that their carrying amounts may not be recoverable. Impairment testing particularly for goodwill requires significant judgment and assumptions in determining fair value. We monitor for any events or changes in circumstances that may be indicators of impairment, including but not limited to: significant adverse changes in business climate or operating results; changes in management’s business strategy; an inability to successfully introduce new products in the marketplace; an inability to successfully achieve internal forecasts; significant declines in our stock price; significant negative industry; or macroeconomic trends. A deterioration in the long-term economic outlook or expected future cash flows of our business could result in impairment charges, which may have a material adverse impact on our financial position and results of operations.

General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 67% for the year ended December 27, 2025. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; imposition of new and increased tariffs; worsening trade relationship between the United States and China (or other countries); volatile global economic conditions, including downturns or recessions in which some competitors may become more aggressive in their pricing practices; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in immigration law and regulations; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Changes in the public perception of the U.S. government in the regions where we operate or plan to operate could also negatively impact our business and results of operations. Geopolitical tensions, such as the Ukraine-Russia, Israel-Hamas and Venezuela conflicts, could escalate and expand, which in turn could have negative impacts on the global economy and financial markets. Also, in addition to restrictions imposed by the United States or China on exports or imports from one another, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results.
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters and climate change such as earthquakes, tsunamis, flooding, tropical cyclones, droughts, fires, sea-level rise, extreme heat and volcanic eruptions that disrupt our operations, or those of our manufacturers, vendors or customers. For example, our California operations are located near major earthquake fault lines. In April 2024, Taiwan experienced an earthquake where our third-party wafer foundries are located. We also have operations and employees in regions that have experienced extreme weather such as prolonged heat waves, wildfires and freezing. Extreme weather events and natural disasters can also disrupt the ability of our suppliers to deliver expected manufacturing parts and/or services for periods of time. In addition, certain natural disasters, including drought, wildfires, storms, sea-level rise and flooding, could disrupt the availability of water necessary for the operations of our business or the business of our suppliers or customers. Global climate change also may result in chronic changes that result in certain natural disasters occurring more frequently or with greater intensity, which could disrupt our operations, or the operations of our third parties. There may be conflict or uncertainty in the countries in which we, our customers and suppliers operate, including public health issues, epidemics and pandemics, safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. Global health outbreaks, such as COVID-19, have and may adversely affect our employees and disrupt our business operations, as well as those of our customers and suppliers. Public health measures by government authorities may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity or disrupt our supply chain, which may have a material adverse effect on our business.
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
We license certain third-party technologies and tools for the design and production of our products. We report the value of those licenses as other non-current assets on our Consolidated Balance Sheets and we periodically evaluate the carrying value of those licenses based on their future economic benefit to us. Factors such as the life of the assets, changes in competing technologies, and changes to the business strategy may represent an indicator of impairment. The occurrence of any of these events may require us to record future technology license impairment charges.
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
We have an approved stock repurchase program that authorizes repurchases of up to $14 billion of our common stock (Repurchase Program). As of December 27, 2025, $9.4 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.
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
•a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents;
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
Our CISO has primary responsibility for our overall cybersecurity risk management program, and directly supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our CISO has over 20 years of experience in cybersecurity including security operations, security architecture, identity and access management, cloud security, vulnerability management, and application/product security, policy, and compliance.

Our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment. Together the CIO and the CISO keep management informed and updated on the cyber risk management program, key cyber risks, and significant incidents.
ITEM 2. PROPERTIES
As of December 27, 2025, we have approximately 6.8 million square feet of space for research and development, engineering, administrative and warehouse use throughout the world. These facilities include approximately 5.4 million square feet of leased space and approximately 1.4 million square feet of owned space. Our headquarters are located in Santa Clara, California, and we have significant operations in Austin, Texas; San Jose, California; Shanghai, China; Markham, Ontario, Canada; Longmont, Colorado; Dublin, Ireland; Singapore; and Bengaluru and Hyderabad, India. We also have a number of regional sales offices located in commercial centers near customers, principally in the United States, Europe, Asia and Latin America.
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
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, refer to Note 12 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “AMD”. On January 30, 2026, there were 5,094 registered holders of our common stock, and the closing price of our common stock was $236.73 per share as reported on NASDAQ.
Issuer Purchases of Equity Securities
We have an approved stock repurchase program authorizing repurchases of up to $14 billion of our common stock (Repurchase Program). We expect to fund repurchases through cash generated from operations. Our Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. No shares were repurchased during the three months ended December 27, 2025. As of December 27, 2025, $9.4 billion remained available for future stock repurchases under the Repurchase Program.
Equity Award Share Withholding
Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During fiscal year 2025, we withheld approximately 3.8 million shares at an average price of $164.86 per share as payment of withholding taxes in connection with the vesting and exercise of equity awards.
For information about our equity compensation plans, see Part III, Item 11, below.

Performance Graph
Comparison of Five-Year Cumulative Total Returns
Advanced Micro Devices, S&P 500 Index and S&P 500 Semiconductors Index
The following graph shows a five-year comparison of cumulative total return on our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index from December 26, 2020 through December 27, 2025, assuming reinvestment of dividends. The past performance of our common stock is no indication of future performance.

Comparison of Cumulative Five Year Total Return
600
500
400
300
200
100
0
2020
2021
2022
2023
2024
2025
Advanced Micro Devices, Inc.
S&P 500 Index
S&P 500 Semiconductors Index

	Base Period	Years Ended
Company / Index	12/26/2020	12/25/2021	12/31/2022	12/30/2023	12/28/2024	12/27/2025
Advanced Micro Devices, Inc.	$100	$159	$71	$161	$136	$234
S&P 500 Index	$100	$129	$107	$135	$171	$201
S&P 500 Semiconductors Index	$100	$153	$96	$201	$383	$547

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements as of December 27, 2025 and December 28, 2024 and for each of the three years in the period ended December 27, 2025 and related notes, which are included in this Annual Report on Form 10-K as well as with the other sections of this Annual Report on Form 10-K, “Part II, Item 8: Financial Statements and Supplementary Data.”
Introduction
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “us,” “our” or “AMD”), including a discussion of our results of operations for 2025 compared to 2024, an analysis of changes in our financial condition and a discussion of our off-balance sheet arrangements. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
Beginning in the first quarter of fiscal year 2025, we combined the Client and Gaming segments into one reportable segment to align with how we manage our business. All prior period segment data were retrospectively adjusted.
Overview
In 2025, we delivered strong annual revenue growth with net revenue increasing 34% to $34.6 billion, compared to $25.8 billion in 2024. This growth was driven by the performance of our Data Center and Client and Gaming segments. Data Center net revenue of $16.6 billion increased by 32% compared to $12.6 billion in 2024, primarily driven by strong demand for our 5th generation AMD EPYC™ processors and AMD Instinct™ MI350 Series GPUs. Client and Gaming segment net revenue of $14.6 billion in 2025 increased by 51% compared to $9.6 billion in 2024, primarily driven by strong demand for our AMD Ryzen™ processors, semi-custom game consoles SoCs and Radeon™ gaming GPUs. The increase in annual net revenue was partially offset by a decrease in net revenue in our Embedded segment. Embedded net revenue of $3.5 billion decreased by 3% compared to net revenue of $3.6 billion in 2024, as certain end market demand remained mixed.
Gross margin of 50% increased by 1% compared to 49% in 2024, primarily due to product mix partially offset by approximately $440 million of net inventory and related charges associated with the U.S. government export control on AMD Instinct™ MI308 Data Center GPU products.
Cash, cash equivalents and short-term investments as of December 27, 2025 were $10.6 billion, compared to $5.1 billion at the end of 2024. Our aggregate principal amount of total debt as of December 27, 2025 was $3.3 billion, compared to $1.8 billion as of December 28, 2024.
In 2025, we returned a total of $1.3 billion to shareholders through the repurchase of 12.4 million shares of common stock under our stock repurchase program. As of December 27, 2025, $9.4 billion remained available for future stock repurchases under this program. The stock repurchase program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
During 2025, we launched multiple leadership products and made significant progress executing our AI strategy. A priority in 2025 was accelerating growth in the Data Center segment. Demand for our data center AI GPU products was strong as large hyperscale customers, OEMs and ODMs deployed our AMD Instinct MI350X Series GPUs. We advanced our AMD AI GPU roadmap to deliver an annual cadence of leadership for AMD Instinct solutions, beginning with the AMD Instinct MI350 Series GPUs in 2025. Beyond GPUs, we launched the 5th Gen AMD EPYC family of server processors in 2025, which deliver leadership performance and capabilities for a wide range of data center workloads, including AI. We also expanded the data center portfolio with new networking solutions, including the AMD Pensando™ “Pollara” 400 AI NICs and “Vulcano” AI NICs, which deliver high-speed connectivity across GPU clusters providing high-performance, AI-ready, flexible solutions for scale-out networking. In addition, we previewed our Helios AI rack-scale platform solution that incorporates all of our data center products (CPUs, GPUs and Networking) to address the growing AI compute requirements.

Across Client and Gaming, we continued to strengthen our leadership with expanding enterprise adoption and a growing portfolio of AMD Ryzen processors. For gamers, creators and developers, we brought to market AMD Radeon 9000 Series GPUs and Radeon AI PRO 9700 GPUs based on the AMD RDNA 4 graphics architecture to market along new high-performance Ryzen Threadripper™ 9000 Series processors. Our x86 Embedded portfolio continued to expand in 2025 with the introduction of three new AMD EPYC embedded processor series: AMD EPYC Embedded 9005 Series, EPYC Embedded 4005 Series and EPYC Embedded 2005 Series.
We also made strategic investments through acquisitions to further advance our software capabilities including compiler and AI expertise in machine learning, inference and performance optimization, and enable highly optimized solutions across the stack; to scale our ability to support and develop a variety of photonics and co-packaged optics solutions across next-gen AI systems; and to bring deep expertise in high-speed inference and reasoning-based AI technologies for large-scale deployments, reinforcing our enterprise AI software stack.
To execute our AI strategy, we brought in multiple AI teams across AMD to drive development of a comprehensive software ecosystem spanning our full product portfolio. We delivered key optimizations and expanded framework and library support in the latest version of AMD ROCm™ software, improving performance for generative AI workloads and simplifying the developer experience across training and inference.
In March 2025, we completed the acquisition of ZT Systems for $3.2 billion in cash and 8.3 million shares of our common stock. We retained select intellectual property and employees associated with the design operations (ZT Design Business), and in October 2025, we sold the ZT data center infrastructure manufacturing business (ZT Manufacturing Business) to Sanmina Corporation (Sanmina) for $2.4 billion in cash, subject to certain purchase price adjustments, and 1.2 million shares of Sanmina common stock. We are eligible to receive additional contingent cash consideration of up to $450 million from Sanmina to the extent certain conditions are met. Sanmina will also be our preferred partner for manufacturing capabilities in building complex AI solutions. Following the close of the sale of the ZT Manufacturing Business to Sanmina, we retained certain intellectual property and former employees of ZT Systems (ZT Design Business) and settled the contingent consideration liability with the former ZT shareholders and warrant holders.
In October 2025, we entered into a product purchase agreement with OpenAI OpCo, LLC, (OpenAI) to deploy 6 gigawatts of AMD GPUs, with the deployment of the first gigawatt of capacity powered by our AMD Instinct MI450 series products. Concurrent with the agreement, we issued to OpenAI a warrant to purchase up to an aggregate of 160 million shares of AMD’s common stock at an exercise price of $0.01 per share. The warrant shares will vest in tranches based on certain AMD Instinct GPU purchase milestones by OpenAI, or its affiliates, or indirectly through third parties, and achievement of specified AMD stock price targets and stock performance. Each vested tranche is further subject to the fulfillment of certain other technical and commercial conditions prior to exercise. Subject to certain conditions, the warrant is exercisable through October 5, 2030. None of the warrant shares met the vesting or exercise conditions and the warrant had no impact to our financial statements for the year ended December 27, 2025.
During the second quarter of fiscal year 2025, the Company recorded approximately $800 million of inventory and related charges on AMD Instinct MI308 Data Center GPU products due to new U.S. export restrictions on certain semiconductors to China. We applied for and were granted some licenses by the U.S. government that allow us to ship MI308 products to certain China-based customers. During the fourth quarter of fiscal year 2025, we began shipping products and reversed approximately $360 million of the inventory and related charges recorded earlier in the year. U.S. government officials have expressed an expectation that the U.S. government will receive 15% of the revenue generated from licensed MI308 sales to China; however, to date, the U.S. government has not published a regulation establishing such requirement.
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

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our Consolidated Financial Statements. We evaluate our estimates on an on-going basis, including those related to our revenue, inventories, business combinations, goodwill, long-lived and intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
Management believes the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.
Revenue Allowances. Revenue contracts with our customers include variable amounts which we evaluate under ASC 606-10-32-8 through 14 in order to determine the net amount of consideration to which we are entitled and which we recognize as revenue. We determine the net amount of consideration to which we are entitled by estimating the most likely amount of consideration we expect to receive from the customer after adjustments to the contract price for rights of return and rebates to our original equipment manufacturer (OEM) and original design manufacturer (ODM) customers and rights of return, rebates and price protection on unsold merchandise to our distributor customers.
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
Business Combinations. We allocate the fair value of purchase consideration for acquisitions meeting the requirement of business combinations to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to assets and liabilities held for sale, intangible assets and contingent consideration. Significant estimates and inputs used in valuing acquired assets and liabilities held for sale, developed technology, and other identifiable intangible assets include, but are not limited to, expected future revenue, future changes in technology, useful lives, risk-adjusted discount rates and time and costs to recreate certain assets. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized.
Goodwill. Goodwill is the excess of the aggregate of the consideration transferred over the identifiable assets acquired and liabilities assumed in connection with business combinations. Our reporting units are at the operating segment level. Our goodwill is contained within three reporting units: Data Center, Client and Gaming, and Embedded. We perform our goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment, which occurs when the carrying value of a reporting unit exceeds its fair value. Significant judgment is required in estimating the fair value of our reporting units to determine if the fair values of those units exceed their carrying values. We may obtain the assistance of third-party valuation specialists to help in determining the fair value of our reporting units. Changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of our reporting units’ goodwill. Based on our annual qualitative impairment test, we concluded that it is not more likely than not that the carrying value of each reporting unit exceeded its fair value.

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

The following table provides a summary of net revenue, cost of sales and operating expenses, and operating income (loss) by segment for 2025 and 2024:

	Year Ended
	December 27, 2025	December 28, 2024
	(In millions)
Net revenue:
Data Center	$16,635	$12,579
Client and Gaming
Client	10,640	7,054
Gaming	3,910	2,595
Total Client and Gaming	14,550	9,649
Embedded	3,454	3,557
Total net revenue	$34,639	$25,785

Cost of sales and operating expenses:
Data Center	$13,032	$9,097
Client and Gaming	11,695	8,462
Embedded	2,211	2,136
All other	4,007	4,190
Total cost of sales and operating expenses	$30,945	$23,885

Operating income (loss):
Data Center	$3,603	$3,482
Client and Gaming	2,855	1,187
Embedded	1,243	1,421
All other	(4,007)	(4,190)
Total operating income	$3,694	$1,900
Data Center
Data Center net revenue of $16.6 billion in 2025 increased by 32%, compared to net revenue of $12.6 billion in 2024. The increase was primarily driven by strong demand for our AMD EPYC™ processors and AMD Instinct™ GPU accelerators.
Data Center operating income was $3.6 billion in 2025, compared to operating income of $3.5 billion in 2024. The increase in operating income was primarily due to higher revenue, partially offset by higher cost of sales, approximately $440 million of net inventory and related charges associated with the U.S. government export control on AMD Instinct™ MI308 Data Center GPU products and higher operating expenses.
Client and Gaming
Client and Gaming net revenue of $14.6 billion in 2025 increased by 51%, compared to net revenue of $9.6 billion in 2024.
Client net revenue of $10.6 billion in 2025 increased by 51%, compared to net revenue of $7.1 billion in 2024, primarily driven by a 31% increase in unit shipments of processors and a 15% increase in average selling price of processors, reflecting strong demand for AMD desktop and mobile Ryzen processors.
Gaming net revenue of $3.9 billion in 2025 increased by 51%, compared to net revenue of $2.6 billion in 2024. The increase was primarily driven by higher semi-custom revenue and strong demand of our Radeon™ gaming GPUs.
Client and Gaming operating income was $2.9 billion in 2025, compared to operating income of $1.2 billion in 2024. The increase in operating income was primarily driven by higher revenue, partially offset by higher cost of sales and operating expenses.

Embedded
Embedded net revenue of $3.5 billion in 2025 decreased by 3%, compared to net revenue of $3.6 billion in 2024. Net revenue decreased as certain end market demand remained mixed.
Embedded operating income was $1.2 billion in 2025, compared to operating income of $1.4 billion in 2024. The decrease in operating income was primarily driven by lower revenue.
All Other
All Other operating loss of $4.0 billion in 2025 primarily consisted of $2.3 billion of amortization of acquisition-related intangibles and $1.6 billion of stock-based compensation expense. All Other operating loss of $4.2 billion in 2024 primarily consisted of $2.4 billion of amortization of acquisition-related intangibles and $1.4 billion of stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 67% in 2025 and 66% in 2024. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions are denominated in U.S. dollars.
Comparison of Gross Margin, Expenses, Interest Expense, Other Income (expense) and Income Taxes
The following is a summary of certain Consolidated Statement of Operations data for 2025 and 2024:

	December 27, 2025	December 28, 2024
	(In millions, except for percentages)
Net revenue	$34,639	$25,785
Cost of sales	16,456	12,114
Amortization of acquisition-related intangibles	1,031	946
Gross profit	17,152	12,725
Gross margin	50%	49%
Research and development	8,091	6,456
Marketing, general and administrative	4,144	2,735
Amortization of acquisition-related intangibles	1,223	1,448
Interest expense	(131)	(92)
Other income (expense), net	577	181
Income tax provision (benefit)	(103)	381
Income from discontinued operations, net of tax	66	—
Gross Margin
Gross margin of 50% increased by 1% compared to 49% in 2024, primarily due to product mix, partially offset by approximately $440 million of net inventory and related charges associated with the U.S. government export control on AMD Instinct™ MI308 Data Center GPU products.
Expenses
Research and Development Expenses
Research and development expenses of $8.1 billion in 2025 increased by $1.6 billion, or 25%, compared to $6.5 billion in 2024. The increase was primarily due to higher employee-related costs from an increase in headcount in support of our continued focus on our AI strategy.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $4.1 billion in 2025 increased by $1.4 billion, or 52%, compared to $2.7 billion in 2024. The increase was primarily due to an increase in go-to-market activities to support our revenue growth.

Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $2.3 billion for 2025 decreased by $140 million, or 6%, compared to $2.4 billion in 2024, primarily due to a lower balance of amortizable acquisition-related intangibles compared to the prior year.
Interest Expense
Interest expense of $131 million in 2025 increased by $39 million compared to $92 million in 2024, primarily due to the issuance of $1.5 billion in aggregate principal amount of 4.212% Notes and 4.319% Notes in March 2025.
Other Income (expense), net
Other income (expense), net is primarily comprised of interest income from short-term investments, changes in valuation of long-term investments and foreign currency transaction gains and losses.
Other income (expense), net of $577 million in 2025 increased by $396 million compared to $181 million in 2024, primarily due to higher unrealized gains from long-term investments compared to the prior year.
Income Tax Provision (Benefit)
We recorded an income tax benefit of $103 million and an income tax provision of $381 million in 2025 and 2024, respectively, representing effective tax rates of (2.5%) and 19%, respectively. The decrease in income tax provision in 2025 was primarily driven by an $853 million benefit related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the Internal Revenue Service (IRS) in April 2025, whereas the income tax provision in 2024 included $373 million tax effect from an intercompany integration transaction.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. For fiscal year 2025, the primary impact of the OBBBA to our tax provision was the accelerated expensing of domestic R&D activities which decreased our income eligible for FDII, reduced our deferred tax assets, and reduced our current income tax liability. Other OBBBA changes did not have a material impact on the financial statements.
Global Minimum Tax
The OECD is continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and has directed EU member states to implement legislation enacting Pillar Two. Many countries, including non-EU member states, have implemented laws based on Pillar Two proposals, with effective dates that started in 2024. Although many countries have already introduced Pillar Two legislation applicable to us effective in 2024, certain jurisdictions in which we operate have not adopted corresponding legislation to date. For 2024 and 2025, the impact to us associated with Pillar Two was immaterial.
In January 2026, the OECD released a "side-by-side" package introducing new safe harbors and providing an exemption for U.S.-based multinational companies from parts of the global minimum tax framework. We continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate and cash flows as new guidance becomes available in each country.
Discontinued Operations
Net income from discontinued operations for 2025 was $66 million, net of tax expense of $54 million. This includes the results of operations of the ZT Manufacturing Business and the change in fair value of contingent consideration liability of $121 million.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of December 27, 2025, our cash, cash equivalents and short-term investments were $10.6 billion compared to $5.1 billion as of December 28, 2024.

Our operating, investing and financing cash flow activities for 2025 and 2024 were as follows:

	December 27, 2025	December 28, 2024
	(In millions)
Net cash provided by (used in):
Net cash provided by operating activities of continuing operations	$6,493	$3,041
Net cash provided by operating activities of discontinued operations	1,216	—
Operating activities	7,709	3,041
Net cash (used in) provided by investing activities of continuing operations	(6,851)	(1,101)
Net cash provided by investing activities of discontinued operations	1,318	—
Investing activities	(5,533)	(1,101)
Financing activities	(431)	(2,062)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,745	$(122)
In March and October 2025, we paid a total of $2.0 billion in cash, net of cash acquired, and issued 9.1 million shares of our common stock in the acquisition of ZT Systems.
In October 2025, upon completion of the sale of the ZT Manufacturing Business to Sanmina Corporation (Sanmina), we received a total of $1.4 billion in cash, net of cash divested, and 1.2 million shares of Sanmina common stock valued at $154 million. We are eligible to receive additional cash consideration of up to $450 million to the extent certain conditions are met following the close of the sale through 2028 (Sanmina Earn-out).

As of December 27, 2025, our aggregate principal debt was $3.3 billion, with short-term and long-term debt obligations of $874 million and $2.3 billion, respectively.
We have $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. No funds were drawn from this credit facility during the year ended December 27, 2025.
We also have a commercial paper program to issue unsecured commercial paper notes up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. We had no commercial paper outstanding as of December 27, 2025.
As of December 27, 2025, we had unconditional commitments of approximately $12.2 billion, of which $8.5 billion are in fiscal year 2026. Our contractual obligations and purchase commitments relate primarily to our obligations to purchase wafers and substrates from third parties and future payments related to multi-year cloud service provider arrangements, and certain software and technology licenses. We work continually with our suppliers on the timing of payments and deliveries of purchase commitments, taking into account business conditions. We also have commitments for leases that have commenced for approximately $940 million and leases that have not yet commenced for $1.3 billion. See Note 12 – Commitments and Contingencies for contractual obligations and purchase commitments and Note 10 - Leases for lease obligations.
We believe our cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and commercial paper program will be sufficient to fund operations, including capital expenditures, purchase and lease commitments, and strategic activities over the next 12 months and beyond. We believe we will be able to access the capital markets should we require additional funds. However, we cannot assure that such funds will be available on favorable terms, or at all.
Operating Activities
Our working capital cash inflows and outflows from operations consist primarily of cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities of continuing operations was $6.5 billion in 2025, primarily due to our net income of $4.3 billion in 2025, adjusted for non-cash adjustments of $4.6 billion and net cash outflows of $2.4 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $2.2 billion increase in inventory primarily to support the continued ramp of Data Center products in advanced process technology nodes. Net cash provided by operating activities of the ZT Manufacturing Business, classified as discontinued operations, was $1.2 billion.

Net cash provided by operating activities was $3.0 billion in 2024, primarily due to our net income of $1.6 billion in 2024, adjusted for non-cash adjustments of $3.5 billion and net cash outflows of $2.1 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $1.9 billion increase in accounts receivable driven primarily by higher revenue in the last month of 2024 compared to the last month of 2023, and a $1.5 billion increase in inventories driven primarily by a build of inventory to support the ramp of new products in advanced process nodes.
Investing Activities
Net cash used in investing activities of continuing operations was $6.9 billion in 2025, which primarily consisted of $5.5 billion of cash used for purchases of short-term investments, $1.8 billion of cash used in acquisitions, net of cash acquired and $1.0 billion for purchases of property and equipment, partially offset by $1.8 billion proceeds from maturities of short-term investments. Net cash provided by investing activities of discontinued operations in 2025 was $1.3 billion, primarily from the sale of the ZT Manufacturing Business.
Net cash used in investing activities was $1.1 billion in 2024, which primarily consisted of cash used for purchases of short-term investments of $1.5 billion, purchases of property and equipment of $636 million, and cash used in acquisitions, net of cash acquired of $548 million, partially offset by proceeds from maturities of short-term investments of $1.4 billion and sale of short-term investments of $616 million.
Financing Activities
Net cash used in financing activities of continuing operations was $431 million in 2025, which primarily consisted of $1.3 billion of common stock repurchases under the Repurchase Program and $607 million of stock repurchases for tax withholding on employee equity plans, partially offset by $1.5 billion of net cash received from issuance of debt, net of repayments, and $285 million of proceeds from the issuance of common stock under our employee equity plans. There was no net cash provided by financing activities of discontinued operations for the year ended December 27, 2025.
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
Off-Balance Sheet Arrangements
As of December 27, 2025, we did not have any off-balance sheet arrangements that have had, or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 27, 2025, our investment portfolio consisted of fixed income instruments, time deposits and commercial paper. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 50 basis-point (half percentage point) increase or decrease in interest rates compared to rates on December 27, 2025 would have affected the fair value of our cash equivalent and investment portfolio by approximately $25 million.
As of December 27, 2025, all of our outstanding long-term debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.
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
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated debt securities with relatively short maturities and do not invest in securities which we believe involve a higher degree of risk. As of December 27, 2025, all of our investments in debt securities were A-rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment-related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.
Long-term Investment Risk. Our long-term investments are held in both marketable and non-marketable equity securities and other instruments. Marketable equity securities include investments in publicly traded companies. Non-marketable equity securities and other instruments include investments in privately held companies, which are often in a start-up or early development stage and are inherently risky. The technologies of these privately held companies are under research or development, typically in the early stages and may never materialize, and may result in a loss of our investment in these companies. As of December 27, 2025 and December 31, 2024, the carrying value of our investments in publicly traded companies was $198 million and $0, respectively, and the carrying value of our non-marketable equity securities and other instruments was $1.3 billion and $468 million, respectively. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. We regularly review our non-marketable equity securities and other instruments for potential impairment.
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
As of December 27, 2025 and December 28, 2024, our portfolio of foreign currency forward contracts had an aggregate notional amount of $3.4 billion and $2.8 billion, respectively. All forward contracts mature within 24 months. Our foreign currency forward contracts cover a range of currencies tied to our global operations, including but not limited to the Indian Rupee, Canadian Dollar and Chinese Renminbi. As of December 27, 2025 and December 28, 2024, the estimated net fair‑value position of these forwards was a $12 million gain and $66 million loss, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Micro Devices, Inc.
Consolidated Statements of Operations

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions, except per share amounts)
Net revenue	$34,639	$25,785	$22,680
Cost of sales	16,456	12,114	11,278
Amortization of acquisition-related intangibles	1,031	946	942
Total cost of sales	17,487	13,060	12,220
Gross profit	17,152	12,725	10,460

Research and development	8,091	6,456	5,872
Marketing, general and administrative	4,144	2,735	2,318
Amortization of acquisition-related intangibles	1,223	1,448	1,869
Restructuring charges	—	186	—
Total operating expenses	13,458	10,825	10,059
Operating income	3,694	1,900	401

Interest expense	(131)	(92)	(106)
Other income (expense), net	577	181	197
Income from continuing operations before income taxes and equity income	4,140	1,989	492
Income tax provision (benefit)	(103)	381	(346)
Equity income in investee	26	33	16
Income from continuing operations, net of tax	4,269	1,641	854
Income from discontinued operations, net of tax	66	—	—
Net income	$4,335	$1,641	$854

Earnings per share
Earnings from continuing operations - basic	$2.63	$1.01	$0.53
Earnings from discontinued operations - basic	0.04	—	—
Basic earnings per share	$2.67	$1.01	$0.53

Earnings from continuing operations - diluted	$2.61	$1.00	$0.53
Earnings from discontinued operations - diluted	0.04	—	—
Diluted earnings per share	$2.65	$1.00	$0.53

Shares used in per share calculation
Basic	1,624	1,620	1,614
Diluted	1,636	1,637	1,625
See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Net income	$4,335	$1,641	$854
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on cash flow hedges	66	(59)	31
Total comprehensive income	$4,401	$1,582	$885
See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Consolidated Balance Sheets

	December 27, 2025	December 28, 2024
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,539	$3,787
Short-term investments	5,013	1,345
Accounts receivable, net	6,315	6,192
Inventories	7,920	5,734
Prepaid expenses and other current assets	2,160	1,991
Total current assets	26,947	19,049
Property and equipment, net	2,312	1,802
Goodwill	25,126	24,839
Acquisition-related intangibles, net	16,705	18,930
Deferred tax assets, net	384	688
Other non-current assets	5,452	3,918
Total assets	$76,926	$69,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,929	$2,466
Accrued liabilities	5,250	4,260
Current portion of long-term debt, net	874	—
Other current liabilities	402	555
Total current liabilities	9,455	7,281
Long-term debt, net of current portion	2,348	1,721
Long-term operating lease liabilities	625	491
Deferred tax liabilities	313	349
Other long-term liabilities	1,186	1,816
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 4,000; shares issued: 1,695 and 1,680; shares outstanding: 1,630 and 1,622	17	17
Additional paid-in capital	63,365	61,362
Treasury stock, at cost (shares held: 65 and 58)	(7,079)	(6,106)
Retained earnings	6,699	2,364
Accumulated other comprehensive loss	(3)	(69)
Total stockholders’ equity	62,999	57,568
Total liabilities and stockholders’ equity	$76,926	$69,226
See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Capital stock
Common stock
Balance, beginning of period	$17	$17	$16
Common stock issued under employee equity plans	—	—	1
Balance, end of period	$17	$17	$17
Additional paid-in capital
Balance, beginning of period	$61,362	$59,676	$58,005
Common stock issued under employee equity plans	285	279	273
Stock-based compensation	1,638	1,407	1,384
Issuance of common stock to settle convertible debt	—	—	1
Reissuance of treasury stock	80	—	—
Issuance of common stock warrants	—	—	13
Balance, end of period	$63,365	$61,362	$59,676
Treasury stock
Balance, beginning of period	$(6,106)	$(4,514)	$(3,099)
Repurchases of common stock	(1,316)	(862)	(985)
Reissuance of treasury stock	968	—	—
Common stock repurchases for tax withholding on employee equity plans	(625)	(730)	(430)
Balance, end of period	$(7,079)	$(6,106)	$(4,514)

Retained earnings (accumulated deficit)
Balance, beginning of period	$2,364	$723	$(131)
Net income	4,335	1,641	854
Balance, end of period	$6,699	$2,364	$723

Accumulated other comprehensive loss
Balance, beginning of period	$(69)	$(10)	$(41)
Other comprehensive income (loss)	66	(59)	31
Balance, end of period	$(3)	$(69)	$(10)

Total stockholders' equity	$62,999	$57,568	$55,892
See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Cash flows from operating activities:
Net income	$4,335	$1,641	$854
Income from discontinued operations, net of tax	(66)	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	750	671	642
Amortization of acquisition-related intangibles	2,254	2,393	2,811
Stock-based compensation	1,638	1,407	1,384
(Gains) losses on long-term investments, net	(341)	—	(1)
Deferred income taxes	248	(1,163)	(1,019)
Inventory loss at (recovery from) contract manufacturer	(67)	65	—
Other	120	125	45
Changes in operating assets and liabilities:
Accounts receivable, net	(121)	(1,865)	(1,339)
Inventories	(2,189)	(1,458)	(580)
Prepaid expenses and other assets	(11)	339	(390)
Accounts payable	410	3	(519)
Accrued and other liabilities	(467)	883	(221)
Net cash provided by operating activities of continuing operations	6,493	3,041	1,667
Net cash provided by operating activities of discontinued operations	1,216	—	—
Net cash provided by operating activities	7,709	3,041	1,667
Cash flows from investing activities:
Purchases of property and equipment	(974)	(636)	(546)
Purchases of short-term investments	(5,470)	(1,493)	(3,722)
Proceeds from maturity of short-term investments	1,765	1,416	2,687
Proceeds from sale of short-term investments	80	616	300
Acquisitions, net of cash acquired	(1,760)	(548)	(131)
Related party loan and equity method investment	—	(117)	—
Purchases of long-term investments	(502)	(341)	(11)
Other	10	2	—
Net cash used in investing activities of continuing operations	(6,851)	(1,101)	(1,423)
Proceeds from divestiture, net of cash divested	1,356	—	—
Purchases of property and equipment	(38)	—	—
Net cash provided by investing activities of discontinued operations	1,318	—	—
Net cash used in investing activities	(5,533)	(1,101)	(1,423)
Cash flows from financing activities:
Proceeds from debt and commercial paper issuance, net of issuance costs	2,441	—	—
Repayment of debt and commercial paper	(950)	(750)	—
Proceeds from sales of common stock through employee equity plans	285	279	268
Repurchases of common stock	(1,316)	(862)	(985)
Stock repurchases for tax withholding on employee equity plans	(607)	(728)	(427)
Settlement of contingent consideration liability	(284)	—	—
Other	—	(1)	(2)
Net cash used in financing activities	(431)	(2,062)	(1,146)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,745	(122)	(902)
Cash, cash equivalents and restricted cash at beginning of year	3,811	3,933	4,835
Cash, cash equivalents and restricted cash at end of year	$5,556	$3,811	$3,933

Advanced Micro Devices, Inc. Consolidated Statements of Cash Flows
	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$91	$72	$84
Income taxes, net of refund	$884	$1,386	$523
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$129	$144	$106
Reissuance of treasury stock for acquisition	$860	$—	$—
Reissuance of treasury stock to settle contingent consideration liability from acquisition	$188	$—	$—
Non-cash consideration and earn-out receivable from divestiture	$486	$—	$—
Non-cash activities for leases:
Operating lease right-of-use assets acquired by assuming related liabilities	$285	$102	$273
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$5,539	$3,787	$3,933
Restricted cash included in Prepaid expenses and other current assets	17	24	—
Total cash, cash equivalents, and restricted cash	$5,556	$3,811	$3,933

See accompanying notes to the Consolidated Financial Statements.

Advanced Micro Devices, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include Artificial Intelligence (AI) Accelerators, microprocessors (CPUs) and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), System on Modules (SOMs), AI Network Interface Cards (AI NICs), and Adaptive SoC products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Fiscal Year. The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal years 2025, 2024 and 2023 ended on December 27, 2025, December 28, 2024 and December 30, 2023, respectively. Fiscal years 2025, 2024 and 2023 each consisted of 52 weeks.
Principles of Consolidation. The Consolidated Financial Statements include the Company’s accounts and those of its wholly-owned subsidiaries.
Reclassification and Change in Presentation. Certain amounts from fiscal years 2024 and 2023 were reclassified to conform to current period presentation. These include the balance sheet presentation of Receivables from related parties within Prepaid expenses and other current assets, Operating lease right-of-use assets and Investment: equity method within Other non-current assets, and Payables to related parties within Accounts payable.
Use of Estimates. The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to, revenue allowances, inventory valuation, valuation of goodwill and long-lived and intangible assets, business combination accounting, and income taxes.
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
Custom products
Custom products, which are primarily associated with the Company’s Client and Gaming segment, are sold under non-cancellable purchases orders, for which the Company has an enforceable right to payment, and which have no alternative use to the Company at contract inception, are recognized as revenue, over the time of production of the products by the Company. The Company utilizes a cost-based input method, calculated as cost incurred plus estimated margin, to determine the amount of revenue to recognize for in-process or completed customer orders at a reporting date. The Company believes that a cost-based input method is the most appropriate manner to measure how the Company satisfies its performance obligations to customers because the effort and costs incurred best depict the Company’s satisfaction of its performance obligation.
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

Business Combinations
The Company uses the acquisition method of accounting for business combinations which allocates the purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates and inputs used in valuing acquired assets and liabilities held for sale, developed technology, and other identifiable intangible assets include, but are not limited to, expected future revenue, future changes in technology, useful lives, risk-adjusted discount rates, and time and costs to recreate certain assets. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made.
Goodwill
The Company performs its goodwill impairment analysis as of the first day of the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment.
Long-Lived and Intangible Assets
The Company reviews its long-lived and intangible assets for impairment if indicators of potential impairment are identified, at least quarterly. Indefinite-lived intangible assets are reviewed for impairment at least annually. Assets are grouped and evaluated for impairment at the lowest level of identifiable cash flows.
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
Investments
Available-for-Sale Debt Securities. Investments in marketable debt securities are available for use in current operations, including those with maturity dates beyond one year, and are classified within current assets on the Consolidated Balance Sheets. Available-for-sale debt securities are recorded at fair value, with the change in unrealized gains and losses, net of tax, reported in the Consolidated Statements of Comprehensive Income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. The Company uses the first-in, first-out method as basis of the cost of securities sold.

Long-term Investments. Long-term investments are held in both marketable and non-marketable equity securities and other instruments. Marketable equity securities include investments in publicly traded companies. Non-marketable equity securities include investments in privately held companies held for long-term strategic purposes and are accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. These investments are recorded within Other non-current assets on the Consolidated Balance Sheets. Gains and losses are recorded in Other income, expense, net on the Consolidated Statements of Operations.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 2 to 7 years for equipment, up to 44 years for buildings, and leasehold improvements are measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.
Leases
The Company records operating and finance leases as right-of-use (ROU) assets and lease liabilities on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate, which is based on its collateralized borrowing capabilities over a similar term of the lease payments. When using the incremental borrowing rate, the Company utilizes the consolidated group incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected the accounting policy to not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in other non-current assets, other current liabilities, and long-term operating lease liabilities on the Company’s Consolidated Balance Sheets. The Company’s finance leases are immaterial.

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
Marketing and Advertising Expenses
Advertising costs are expensed as incurred. In addition, the Company’s marketing and advertising expenses include certain cooperative advertising funding obligations under customer incentive programs, which costs are recorded as incurred. Cooperative advertising expenses are recorded as marketing, general and administrative expenses to the extent the cash paid does not exceed the estimated fair value of the advertising benefit received. Any excess of cash paid over the estimated fair value of the advertising benefit received is recorded as a reduction of revenue. Marketing and advertising expenses for 2025, 2024 and 2023 were approximately $2.4 billion, $1.2 billion and $695 million, respectively.
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
Contingencies
From time to time the Company may be a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which it conducts business. In addition, the Company is a party to environmental matters including local, regional, state and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of reasonably possible losses. A determination of the amount of reserves required for these commitments and contingencies that would be charged to earnings, if any, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change due to new developments in each matter or changes in circumstances such as a change in settlement strategy.
Income Taxes
The Company computes the provision for income taxes using the liability method and recognizes deferred tax assets and liabilities for temporary differences between financial statement and income tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. The assessment requires significant judgment and is performed in each of the applicable taxing jurisdictions. In addition, the Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that they will be sustained, based on the technical merits of the positions, on examination by the jurisdictional tax authority. Interest and penalties related to uncertain tax positions are recorded within the Income tax provision (benefit) line in the Company’s Consolidated Statements of Operations. The Company is subject to the Global Intangible Low Taxed Income (GILTI) tax in the U.S. and recognizes deferred taxes for temporary basis differences that are expected to reverse as GILTI tax in future years.

Earnings Per Share
Basic Earnings Per Share (EPS) is calculated using the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of shares outstanding plus the effect of potentially dilutive shares outstanding which is determined using the treasury stock method. Potentially dilutive shares are excluded from the computation of diluted EPS in periods in which their effect is anti-dilutive.
Recently Issued Accounting Standard Updates Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) Income Taxes - Improvement to Income Tax Disclosures (ASU 2023-09) that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 in the fourth quarter of 2025, with prospective application. See Note 17 - Income Taxes for further information.
Recently Issued Accounting Standard Updates Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 Disaggregation - Income Statement Expenses (DISE) that expanded the annual and interim disclosure of certain costs and expense categories into specified categories in the notes to the financial statements. The ASU will be effective for the Company beginning with the fiscal year 2027 and interim periods thereafter, and could be applied either prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its financial statements.
NOTE 3 – Supplemental Financial Statement Information

Inventories	December 27, 2025	December 28, 2024
	(In millions)
Raw materials	$909	$351
Work in process	4,768	4,289
Finished goods	2,243	1,094
Total inventories	$7,920	$5,734

Property and Equipment, net	December 27, 2025	December 28, 2024
	(In millions)
Land, building and leasehold improvements	$967	$853
Equipment	3,453	2,798
Construction in progress	508	324
Property and equipment, gross	4,928	3,975
Accumulated depreciation	(2,616)	(2,173)
Total property and equipment, net	$2,312	$1,802
Depreciation expense for 2025, 2024 and 2023 was $521 million, $454 million and $441 million, respectively.

Accrued Liabilities	December 27, 2025	December 28, 2024
	(In millions)
Accrued marketing programs	$1,454	$1,063
Accrued compensation and benefits	1,645	1,174
Customer-related liabilities	1,194	1,349
Other accrued expenses and liabilities	957	674
Total accrued liabilities	$5,250	$4,260

Revenue
Revenue allocated to remaining performance obligations that are unsatisfied or partially unsatisfied include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for product revenue, development services, and IP licensing. As of December 27, 2025, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $315 million, of which $201 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 9%, 8% and 25% of the Company’s revenue in 2025, 2024 and 2023, respectively.
Cost of Sales
During the year ended December 27, 2025, the Company recorded approximately $440 million of net inventory and related charges associated with the U.S. government export control on AMD Instinct™ MI308 Data Center GPU products in Cost of sales. The Company did not have any export control related charges in 2024 and 2023.
NOTE 4 – Segment Reporting
Management, including the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, reviews and assesses operating performance using segment net revenue, consolidated cost of sales and operating expenses and operating income (loss). These performance measures include the allocation of expenses to the reportable segments based on management’s judgment. The CODM is regularly provided segment operating income to assess relative segment performance. In the first quarter of fiscal year 2025, the Company changed its segment structure, combining the Client and Gaming segments into one reportable segment to align with how the Company manages its business. All prior period segment data were retrospectively adjusted.
The Company’s three reportable segments are:
•the Data Center segment, which primarily includes Artificial Intelligence (AI) accelerators, microprocessors (CPUs) for servers, graphics processing units (GPUs), accelerated processing units (APUs), data processing units (DPUs), AI Network Interface Cards (AI NICs), Field Programmable Gate Arrays (FPGAs) and adaptive System-on-Chip (SoC) products for data centers;
•the Client and Gaming segment, which primarily includes CPUs, APUs, chipsets for desktops and notebooks, discrete GPUs, and semi-custom SoC products and development services; and
•the Embedded segment, which primarily includes embedded CPUs, APUs, FPGAs, System on Modules (SOMs), and adaptive SoC products.
From time to time, the Company may also sell or license portions of its IP portfolio.
In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation, acquisition-related and other costs, restructuring charges, inventory loss at (recovery from) contract manufacturer and licensing gain. Acquisition-related and other costs primarily include transaction costs, certain compensation charges, contract termination costs and workforce rebalancing charges.
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

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Net revenue:
Data Center	$16,635	$12,579	$6,496
Client and Gaming
Client	10,640	7,054	4,651
Gaming	3,910	2,595	6,212
Total Client and Gaming	14,550	9,649	10,863
Embedded	3,454	3,557	5,321
Total net revenue	$34,639	$25,785	$22,680

Cost of sales and operating expenses:
Data Center	$13,032	$9,097	$5,229
Client and Gaming	11,695	8,462	9,938
Embedded	2,211	2,136	2,693
All Other	4,007	4,190	4,419
Total cost of sales and operating expenses	$30,945	$23,885	$22,279

Operating income (loss):
Data Center	$3,603	$3,482	$1,267
Client and Gaming	2,855	1,187	925
Embedded	1,243	1,421	2,628
All Other	(4,007)	(4,190)	(4,419)
Total operating income	$3,694	$1,900	$401
The following table provides items included in All Other category:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Operating loss:
Amortization of acquisition-related intangibles	$2,254	$2,394	$2,811
Stock-based compensation expense	1,638	1,407	1,384
Acquisition-related and other costs	228	186	258
Restructuring charges	—	186	—
Inventory loss at (recovery from) contract manufacturer	(67)	65	—
Licensing gain	(67)	(48)	(34)
Other expense	21	—	—
Total operating loss	$4,007	$4,190	$4,419
The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

The following table summarizes sales to external customers by geographic regions based on billing location of the customer:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
United States	$11,363	$8,693	$7,837
China (including Hong Kong)	7,751	6,231	3,417
Taiwan	5,186	3,301	1,841
Singapore	4,284	3,614	2,231
Other regions	6,055	3,946	7,354
Total sales to external customers	$34,639	$25,785	$22,680
No customer accounted for at least 10% of the Company’s consolidated net revenue in fiscal years 2025 and 2024. One Client and Gaming segment customer accounted for 18% of consolidated net revenue in fiscal year 2023.
The following table summarizes property and equipment, net by geographic areas:

	December 27, 2025	December 28, 2024
	(In millions)
United States	$1,717	$1,312
Singapore	157	140
Canada	142	104
Other countries	296	246
Total property and equipment, net	$2,312	$1,802
NOTE 5 – Acquisitions and Divestitures
Fiscal Year 2025 Acquisitions
ZT Systems Acquisition and ZT Manufacturing Business Divestiture
On March 31, 2025 (the Acquisition Date), the Company completed the acquisition of all issued and outstanding shares of ZT Systems, a provider of AI and general-purpose compute infrastructure for hyperscale computing companies, for a total purchase consideration of $4.4 billion. The acquisition is expected to enable the Company to deliver end-to-end AI solutions and accelerate the design and deployment of AMD-powered AI infrastructure at scale optimized for the cloud.
The purchase consideration was comprised of the following (in millions):

Cash paid on Acquisition Date	$3,188
Fair value of 8,335,849 shares(1) issued on Acquisition Date	860
Fair value of contingent consideration(2) on Acquisition Date	361
Total purchase consideration	$4,409
(1) Represented the fair value based on the closing price of AMD common stock on March 28, 2025 of $103.22 per share, as the transaction closed prior to the opening of markets on March 31, 2025.
(2) Represented the estimated fair value of additional consideration of up to 740,961 shares of AMD common stock to be issued and up to $300 million of cash to be paid to former ZT Systems stockholders and warrant holders when the contingencies are fully met.

The purchase consideration was preliminarily allocated as follows (in millions):

Cash and cash equivalents	$1,500
Assets held for sale	5,965
Other assets	81
Total assets acquired	7,546
Liabilities held for sale	3,221
Other liabilities	124
Total liabilities assumed	3,345
Fair value of net assets acquired	4,201
Goodwill	208
Total purchase consideration	$4,409
The Company preliminarily allocated the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based on estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management. The assets and liabilities related to the data center infrastructure manufacturing business (ZT Manufacturing Business), which was divested on October 27, 2025, were classified as held for sale. Fair values of assets and liabilities classified as held for sale were determined using the income and cost valuation approaches, which incorporate significant unobservable inputs. Goodwill was assigned to the Company’s Data Center reporting unit, primarily attributed to the assembled workforce and is not expected to be deductible for income tax purposes. The Company retained select intellectual property and employees associated with the design operations (ZT Design Business).
The purchase consideration allocation, including the fair value allocation between ZT Systems’ Manufacturing and Design Businesses, is preliminary and subject to revision as additional information about the fair value of assets acquired and liabilities assumed becomes available. The Company may continue to evaluate and further revise the preliminary purchase consideration allocation during the remainder of the measurement period, which will not exceed 12 months from the Acquisition Date.
The results of operations of the ZT Design Business are included in the Company’s continuing operations within the Data Center segment and are not material. The results of operations of the ZT Manufacturing Business are presented as discontinued operations in the Company’s Consolidated Financial Statements.
In 2025, acquisition-related transaction costs of $47 million were recorded within Marketing, general and administrative expenses.
The following table presents a reconciliation of the contingent consideration liability (in millions):

Initial valuation of contingent consideration liability on Acquisition Date	$361
Change in fair value	121
Settlement in October 2025	(482)
Contingent consideration liability, December 27, 2025	$—
The contingent consideration liability, which was measured at fair value on Acquisition Date and was remeasured to fair value until the contingencies were resolved, was settled in October 2025 with the former ZT shareholders and warrant holders as the contingencies were fully met. The change in fair value was recorded within Income from discontinued operations of the Company’s Consolidated Statements of Operations.
On October 27, 2025, the Company completed the sale of the ZT Manufacturing Business to Sanmina Corporation (Sanmina) for $2.4 billion in cash, subject to certain purchase price adjustments and 1,151,052 shares of Sanmina common stock. Upon close of the sale, the Company received cash of $1.4 billion, net of cash divested and purchase price adjustments, and shares of Sanmina common stock valued at $154 million. The purchase consideration received from the sale of the ZT Manufacturing Business is subject to customary post-closing adjustments.

The Company is eligible to receive additional cash consideration of up to $450 million to the extent certain conditions are met following the close of the sale through 2028 (Sanmina Earn-out). The Company applied the loss recovery approach, under which the difference between the fair value of the consideration received, excluding the Sanmina Earn-out, and the carrying amount of the net assets disposed, is recognized as an Earn-out receivable, to the extent it is probable of being received. Upon close of the sale, the Company recorded a Sanmina Earn-out receivable of $332 million within Other non-current assets in the Company’s Consolidated Balance Sheets. The Earn-out receivable will be subject to impairment assessment at the end of each reporting period prior to receipt of payment. The Company also entered into a Manufacturing Services Agreement with Sanmina with an initial term of five years.
Other Acquisitions
In 2025, the Company completed other business acquisitions for a total consideration of $90 million that resulted in the recognition of $79 million of goodwill. The financial results of these acquired businesses, which were not material, were included in the Company's Consolidated Statements of Operations from their respective dates of acquisition within the Data Center segment.
Pro Forma Information
Since the ZT Manufacturing Business, which represented the majority of ZT Systems’ operations, was classified as held for sale upon acquisition and subsequently sold in October 2025, pro forma information presenting the combined results of operations of ZT Systems and other acquired entities were deemed neither material nor meaningful to the Company’s consolidated income from continuing operations and were omitted.
Fiscal Year 2024 Acquisitions
Silo AI Acquisition
On August 9, 2024, the Company completed the acquisition of Silo AI Oy (Silo AI), an AI lab based in Finland, for $665 million in cash. The recorded purchase consideration of $553 million, net of closing adjustments, transaction costs and deferred cash compensation, was allocated to $19 million of identifiable intangible assets, $43 million of net liabilities assumed, and $577 million to goodwill. Goodwill was attributed to Silo AI’s workforce to accelerate the deployment and development of AI solutions on AMD hardware. Silo AI financial results, which were not material, were included in the Company's Statement of Operations since the date of acquisition, primarily within the Data Center segment.
Fiscal Year 2023 Acquisitions
During the year ended December 30, 2023, the Company completed business acquisitions for a total consideration of $134 million, recognizing $49 million of identifiable net assets and $85 million of goodwill. The financial results of these acquired businesses, which were not material, were included in the Company's Consolidated Statements of Operations from their respective dates of acquisition under the Data Center, Client and Gaming, and Embedded segments.
NOTE 6 – Goodwill and Acquisition-related Intangibles, net
Goodwill
In the first quarter of fiscal year 2025, the Company assigned goodwill to its updated reporting units to reflect the change in its segment reporting structure and determined no impairment immediately prior to and after the change.

The following table summarizes Goodwill:

			Before segment change		After segment change
(in millions)	Data Center	Embedded	Client	Gaming	Client and Gaming	Total
December 28, 2024	$3,403	$21,072	$126	$238	$—	$24,839
Reassignment due to segment change	—	—	(126)	(238)	364	—
Acquisitions	287	—	—	—	—	287
December 27, 2025	$3,690	$21,072	$—	$—	$364	$25,126
During the fourth quarter of fiscal years 2025 and 2024, the Company conducted its annual qualitative impairment tests of goodwill and concluded that there was no goodwill impairment with respect to its reporting units.
Acquisition-related Intangible Assets
The following table summarizes Acquisition-related Intangible Assets:

	December 27, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,599	$(3,560)	$10,039	$13,408	$(2,529)	$10,879
Customer relationships	12,324	(6,267)	6,057	12,324	(5,124)	7,200
Product trademarks	914	(305)	609	914	(225)	689
Acquisition-related intangible assets subject to amortization	26,837	(10,132)	16,705	26,646	(7,878)	18,768
In-process research and development (IPR&D) not subject to amortization	—	—	—	162	—	162
Total acquisition-related intangible assets, net	$26,837	$(10,132)	$16,705	$26,808	$(7,878)	$18,930
In April 2025, $162 million of IPR&D intangible asset reached technological feasibility, was placed in service as developed technology and started amortization over its estimated useful life of 5 years.
Acquisition-related intangible amortization expense was $2.3 billion, $2.4 billion and $2.8 billion in fiscal year 2025, 2024 and 2023, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of December 27, 2025, and assuming no subsequent impairment of the underlying assets, the estimated future annual amortization expense for acquisition-related intangibles is as follows:

Fiscal Year	2026	2027	2028	2029	2030	2031 and thereafter	Total
	(In millions)
Future annual amortization	$2,153	$2,036	$1,923	$1,691	$1,454	$7,448	$16,705

NOTE 7 – Related Parties—Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. The carrying value of the investment was $176 million and $149 million as of December 27, 2025 and December 28, 2024, respectively, and are recorded within Other non-current assets on the Company’s Consolidated Balance Sheets.
The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company’s purchases from the ATMP JV were $2.0 billion and $1.7 billion in 2025 and 2024, respectively. The amounts payable to the ATMP JV were $408 million and $476 million as of December 27, 2025 and December 28, 2024, respectively, and are recorded within Accounts payable on the Company’s Consolidated Balance Sheets.
In 2024, the Company provided a $100 million term loan to one of the ATMP JVs for general corporate purposes, with interest at the three months term Secured Overnight Financing Rate (SOFR) plus 50 basis points, payable quarterly. The loan matures on October 16, 2026. The loan and related interest receivable are recorded within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.
During 2025, 2024 and 2023, the Company recorded income related to the ATMP JV of $26 million, $33 million and $16 million in Equity income in investee on its Consolidated Statement of Operations, respectively.
NOTE 8 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	December 27, 2025				December 28, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$620	$—	$—	$620	$1,496	$—	$—	$1,496
Corporate debt securities	—	1,869	—	1,869	—	806	—	806
U.S. government and agency securities	1,148	300	—	1,448	130	—	—	130
Non-U.S. government and agency securities	—	245	—	245	—	116	—	116
Time deposits and certificates of deposits	—	173	—	173	—	107	—	107
Short-term investments
Corporate debt securities	—	3,107	—	3,107	—	814	—	814
U.S. government and agency securities	901	718	—	1,619	332	82	—	414
Non-U.S. government and agency securities	—	256	—	256	—	79	—	79
Time deposits and certificates of deposits	—	10	—	10	—	10	—	10
Asset-backed and mortgage-backed securities	—	22	—	22	—	28	—	28
Other non-current assets
Long-term investments	198	—	202	400	—	—	25	25
Deferred compensation plan investments	257	—	—	257	197	—	—	197
Total assets measured at fair value	$3,124	$6,700	$202	$10,026	$2,155	$2,042	$25	$4,222
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.

The following is a summary of cash equivalents and short-term investments:

	December 27, 2025				December 28, 2024
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Money market funds	$620	$—	$—	$620	$1,496	$—	$—	$1,496
Corporate debt securities	4,974	2	—	4,976	1,621	—	(1)	1,620
U.S. government and agency securities	3,065	2	—	3,067	544	—	—	544
Non-U.S. government and agency securities	501	—	—	501	195	—	—	195
Time deposits and certificates of deposits	183	—	—	183	117	—	—	117
Asset-backed and mortgage-backed securities	23	—	(1)	22	30	—	(2)	28
	$9,366	$4	$(1)	$9,369	$4,003	$—	$(3)	$4,000
As of December 27, 2025 and December 28, 2024, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of investments classified as available-for-sale are as follows:

	December 27, 2025		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$6,528	$6,528	$2,073	$2,073
Due in 1 year through 5 years	2,195	2,199	406	405
Due in 5 years and later	23	22	27	26
	$8,746	$8,749	$2,506	$2,504
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of December 27, 2025 and December 28, 2024, the Company had long-term investments in non-marketable equity securities of $1.1 billion and $468 million, respectively, which are recorded at estimated fair value based on observable events or adjustments from impairments.
As of December 27, 2025, non-marketable equity investments had cumulative gross unrealized gains of $291 million and cumulative gross unrealized losses and impairments of $51 million. During the year ended December 27, 2025, the Company recognized gross unrealized gains of $289 million and gross unrealized losses and impairments of $53 million. As of December 28, 2024, cumulative and annual gross unrealized gains, losses and impairments were not material.

Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	December 27, 2025		December 28, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$874	$879	$—	$—
Long-term debt, net of current portion	$2,348	$2,246	$1,721	$1,543
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
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of December 27, 2025 and December 28, 2024, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.3 billion and $2.2 billion, respectively. The fair value of these contracts as of December 27, 2025 and December 28, 2024 was not material.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of December 27, 2025 and December 28, 2024, the notional value of these outstanding contracts was $1.1 billion and $642 million, respectively. The fair value of these contracts as of December 27, 2025 and December 28, 2024 was not material.
The cash flows associated with derivative instruments as cash flow hedging instruments are classified in the same category within the Consolidated Statement of Cash Flows as the cash flows of the related items.

NOTE 9 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s total debt as of December 27, 2025 and December 28, 2024 consisted of:

	December 27, 2025	December 28, 2024
	(In millions)
4.212% Senior Notes Due 2026 (4.212% Notes)	$875	$—
4.319% Senior Notes Due 2028 (4.319% Notes)	625	—
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	3,250	1,750
Unamortized debt discount and issuance costs	(28)	(29)
Total debt (net)	3,222	1,721
Less: current portion of long-term debt and related unamortized debt issuance costs	(874)	—
Total long-term debt	$2,348	$1,721
4.212% Senior Notes Due 2026 and 4.319% Senior Notes Due 2028
On March 24, 2025, the Company issued 4.212% Notes and 4.319% Notes in aggregate principal amount of $1.5 billion, which are general unsecured senior obligations of the Company. The interest is payable semi-annually on March 24 and September 24 of each year, commencing on September 24, 2025.
The Company may redeem some or all of the 4.212% Notes prior to September 24, 2026 and the 4.319% Notes prior to February 24, 2028 at a price equal to the greater of the present value of the principal amount and future interest through the maturity of the debt or 100% of the principal amount plus accrued and unpaid interest. On or after February 24, 2028, the Company may also redeem some or all of the 4.319% Notes at 100% of the principal amount plus accrued and unpaid interest.
Holders of the 4.212% Notes and the 4.319% Notes have the right to require the Company to repurchase all or a portion of their notes at 101% of the principal amount plus accrued and unpaid interest if the Company undergoes a change of control. An event of default may also accelerate the maturity of the 4.212% Notes and 4.319% Notes.
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
As of December 27, 2025, the Company was in compliance with the covenants associated with all of its debt.
Future Payments on Total Debt
As of December 27, 2025, the Company’s future debt payment obligations are as follows:

Fiscal Year	2026	2027	2028	2029	2030	2031 and thereafter	Total
	(In millions)
Term Debt (Principal only)	$875	$—	$625	$—	$750	$1,000	$3,250

Revolving Credit Facility
The Company has $3 billion available under an unsecured revolving credit facility that expires on April 29, 2027. During 2025, the Company did not draw funds from the revolving credit facility. As of December 27, 2025, the Company was in compliance with the covenants under the revolving credit facility.
Commercial Paper
The Company has a commercial paper program under which it can issue unsecured commercial paper notes up to a principal amount of $3.0 billion at any time with maturities of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance. During the first quarter of fiscal year 2025, the Company issued $950 million in aggregate principal amount of commercial paper which was subsequently repaid in the second quarter of fiscal year 2025. As of December 27, 2025 and December 28, 2024, the Company had no commercial paper outstanding.
NOTE 10 – Leases
Operating Leases
The Company has entered into operating and finance leases for its corporate offices, data centers, research and development facilities and certain equipment. The leases expire at various dates through 2038, some of which include options to extend the lease for up to ten years.
For 2025, 2024 and 2023, the Company recorded $196 million, $147 million and $127 million, respectively, of operating lease expense, including short-term lease expense. For 2025, 2024, and 2023, the Company recorded $100 million, $83 million, and $46 million respectively, of variable lease expense, which primarily included operating expenses and property taxes associated with the usage of facilities under the operating leases. For 2025, 2024, and 2023 cash paid for operating leases included in operating cash flows was $176 million, $155 million, and $147 million respectively. Certain operating leases contain provisions for escalating lease payments subject to changes in the consumer price index. The Company’s finance and short-term leases are immaterial to the Company’s Consolidated Financial Statements.
Supplemental information as of and for the year December 27, 2025 related to leases is as follows:

	December 27, 2025	December 28, 2024
Weighted-average remaining lease term in years – operating leases	6.95	7.28
Weighted-average discount rate – operating leases	4.74%	4.63%
Future minimum lease payments under non-cancellable operating lease liabilities as of December 27, 2025 are as follows:

Fiscal Year	2026	2027	2028	2029	2031	2031 and thereafter	Total
	(In millions)
Minimum lease payments	$192	$149	$120	$113	$100	$263	$937
Less: interest							(153)
Present value of net minimum lease payments							784
Less: current portion							159
Total long-term operating lease liabilities							$625
As of December 27, 2025, the Company has data center and other real estate leases that have not yet commenced with future lease payments of $1.3 billion. These leases are expected to commence in 2026 with lease terms of 1 year to 10 years.
NOTE 11 – Concentrations of Credit Risk
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
The Company believes that concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus diluting the trade credit risk. One customer accounted for approximately 11% and another customer accounted for 24% of the total consolidated accounts receivable balance as of December 27, 2025 and December 28, 2024, respectively. However, the Company does not believe the receivable balance from these customers represents a significant credit risk based on past collection experience and review of their current credit quality.
The Company is exposed to credit losses from nonperformance by counterparties on foreign currency hedge contracts. These counterparties are large global institutions, and to date, no such counterparty has failed to meet its financial obligations to the Company.
NOTE 12 – Commitments and Contingencies
Commitments
The Company’s commitments primarily include the Company’s obligations to purchase wafers and substrates from third parties, and future payments related to multi-year cloud service provider (CSP), software, and technology license agreements. Some cloud service capacity may be reduced, terminated or sold to others by the CSPs, in which case the Company’s commitments will be reduced. The Company expects to utilize the cloud service capacity in its operations or assign the capacity to third parties. These commitments were made under noncancellable purchase orders and contractual obligations requiring minimum commitments for which cancellation would lead to significant penalties.
Total future unconditional commitments as of December 27, 2025 are as follows:

Fiscal Year	2026	2027	2028	2029	2030	2031 and thereafter	Total
	(In millions)
Unconditional commitments	$8,498	$1,099	$1,216	$1,197	$156	$—	$12,166
The Company continually works with suppliers and partners on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
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
Changes in the Company’s estimated liability for product warranty during 2025 and 2024 are as follows:

	December 27, 2025	December 28, 2024
	(In millions)
Beginning balance	$188	$85
Provisions during the period	358	213
Settlements during the period	(238)	(110)
Ending balance	$308	$188

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
Litigation and Other Legal Matters

As of December 27, 2025, there were no material legal proceedings.

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
NOTE 13 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions, except per share amounts)
Numerator
Income from continuing operations	$4,269	$1,641	$854
Income from discontinued operations	66	—	—
Net income	$4,335	$1,641	$854

Denominator
Basic weighted average shares	1,624	1,620	1,614
Potentially dilutive shares from employee equity plans	12	17	11
Diluted weighted average shares	1,636	1,637	1,625

Earnings per share:
Earnings per share from continuing operations - basic	$2.63	$1.01	$0.53
Earnings per share from discontinued operations - basic	0.04	—	—
Basic earnings per share	$2.67	$1.01	$0.53

Earnings per share from continuing operations - diluted	$2.61	$1.00	$0.53
Earnings per share from discontinued operations - diluted	0.04	—	—
Diluted earnings per share	$2.65	$1.00	$0.53
Potential shares from employee equity plans totaling 9 million, 1 million and 6 million weighted-average shares for 2025, 2024 and 2023, respectively, were not included in the earnings per share calculation because their inclusion would have been anti-dilutive.

NOTE 14– Common Stock and Stock-Based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Balance, beginning of period	1,622	1,616	1,612
Common stock issued in the acquisition of ZT Systems	9	—	—
Common stock issued under employee equity plans	15	17	17
Repurchases of common stock	(12)	(6)	(10)
Common stock repurchases for tax withholding on equity awards	(4)	(5)	(4)
Issuance of common stock upon warrant exercise	—	—	1
Balance, end of period	1,630	1,622	1,616
Stock Repurchase Program
On May 13, 2025, the Company’s board of directors approved a new $6 billion share repurchase program. The authorization is in addition to the Company’s existing share repurchase program (collectively, the Repurchase Program), increasing the total repurchase authority to $14 billion. During 2025, the Company repurchased 12 million shares of its common stock under the Repurchase Program for $1.3 billion. The repurchased amounts do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022. As of December 27, 2025, $9.4 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Warrant
In October 2025, the Company issued to OpenAI OpCo, LLC (the Warrantholder) a warrant to purchase up to an aggregate of 160 million shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant shares will vest in tranches based on AMD Instinct GPU purchase milestones by the Warrantholder, or its affiliates, or indirectly through third parties, and achievement of specified Company stock price targets and stock performance. Each vested tranche is further subject to the fulfillment of certain other technical and commercial conditions prior to exercise. Subject to certain terms and conditions, the warrant is exercisable through October 5, 2030. None of the warrant shares had met the vesting or exercise conditions as of December 27, 2025 and the issuance of the warrant had no impact to the Company's financial statements for the year ended December 27, 2025. The Company will account for the warrant shares as a liability until certain conditions for equity classification are satisfied.
Stock-Based Compensation
The Company’s employee equity programs are intended to attract, retain and motivate highly qualified employees. On May 18, 2023, the Company’s stockholders approved the AMD 2023 Equity Incentive Plan (the 2023 Plan). Under the 2023 Plan, 87,645,874 shares of the Company’s common stock are reserved and available for delivery pursuant to awards granted under the 2023 Plan. Generally, stock options granted under the 2023 Plan vest and become exercisable over a four-year period from the date of grant and expire within seven years after the grant date. Unvested shares from the 2023 Plan that are reacquired by the Company from forfeited outstanding equity awards become available for grant and may be reissued as new awards. Under the 2023 Plan, the Company can grant (i) stock options, and (ii) RSUs, including time-based RSUs and PRSUs.
Stock Options. Nonstatutory and incentive stock options may be granted to certain of the Company’s senior executives. The exercise price of the shares subject to each nonstatutory stock option and incentive stock option cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The exercise price of each option granted under the 2023 Plan must be paid in full at the time of the exercise.

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
As of December 27, 2025, the Company had 47 million shares of common stock that were available for future grants and 36 million shares reserved for issuance upon the exercise of outstanding stock options or the vesting of unvested RSUs, including PRSUs.
Valuation and Expense
Stock-based compensation expense was allocated in the Company’s Consolidated Statements of Operations as follows:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Cost of sales	$26	$21	$30
Research and development	1,287	1,079	1,002
Marketing, general, and administrative	325	307	352
Total stock-based compensation expense before income taxes	1,638	1,407	1,384
Income tax benefit	(293)	(251)	(249)
Total stock-based compensation expense, net of income taxes	$1,345	$1,156	$1,135
Stock Options. The weighted-average estimated fair value of employee stock options granted during 2025, 2024 and 2023 was $89.01, $68.38 and $53.72 per share, respectively, using the following assumptions:

	December 27, 2025	December 28, 2024	December 30, 2023
Expected volatility	52.25%	54.34%	52.36% - 52.42%
Risk-free interest rate	3.82%	3.80%	3.93% - 4.11%
Expected dividends	—%	—%	—%
Expected life (in years)	4.97	4.98	4.96 - 5.04
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

The following table summarizes stock option activity and related information:

	Outstanding Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
	(In millions, except share price)
Balance as of December 28, 2024	2	$89.73
Granted	—	$177.51
Forfeited	—	$110.30
Exercised	—	$43.04
Balance as of December 27, 2025	2	$117.60	$77	4.17
Exercisable December 27, 2025	1	$98.94	$58	3.06
The total intrinsic value of stock options exercised for 2025, 2024 and 2023 was $65 million, $86 million and $173 million, respectively. As of December 27, 2025, the Company had $51 million of total unrecognized compensation expense related to stock options, which will be recognized over the weighted-average period of 2.55 years.
Time-based RSUs. The weighted-average grant date fair values of time-based RSUs granted during 2025, 2024 and 2023 were $158.26, $141.95 and $106.28 per share, respectively.
The following table summarizes time-based RSU activity and related information:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In millions)
Unvested shares as of December 28, 2024	30	$116.77
Granted	16	$158.26
Forfeited	(2)	$120.12
Vested	(11)	$113.34
Unvested shares as of December 27, 2025	33	$138.14
The total fair value of time-based RSUs vested during 2025, 2024 and 2023 was $1.8 billion, $2.0 billion and $1.1 billion, respectively. As of December 27, 2025, the Company had $3.5 billion of total unrecognized compensation expense related to time-based RSUs, which will be recognized over the weighted-average period of 2.64 years.
PRSUs. The weighted-average grant date fair values of PRSUs granted during 2025, 2024 and 2023 were $263.71, $118.98 and $134.87, respectively, using the following assumptions:

	December 27, 2025	December 28, 2024	December 30, 2023
Expected volatility	50.74% - 51.77%	52.68% - 53.19%	51.12% - 56.22%
Risk-free interest rate	3.70%- 4.22%	3.82% - 4.41%	4.30%- 4.36%
Expected dividends	—%	—%	—%
Expected term (in years)	3.00	2.48 - 3.00	2.17 - 3.00
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

The following table summarizes PRSU activity and related information:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In millions)
Unvested shares as of December 28, 2024	2	$139.31
Granted	1	$263.71
Forfeited	—	$142.51
Vested	(1)	$120.06
Unvested shares as of December 27, 2025	2	$180.93
The total fair value of PRSUs vested during 2025, 2024 and 2023 was $78 million, $226 million and $100 million, respectively. As of December 27, 2025, the Company had $232 million of total unrecognized compensation expense related to PRSUs, which will be recognized over the weighted-average period of 1.42 years.
ESPP. The weighted-average grant date fair value for the ESPP during 2025, 2024 and 2023 was $48.39, $43.80 and $31.11 per share, respectively, using the following assumptions:

	December 27, 2025	December 28, 2024	December 30, 2023
Expected volatility	56.47% - 56.79%	48.14% - 49.38%	45.74% - 49.40%
Risk-free interest rate	3.79% - 4.28%	4.42% - 5.41%	5.13% - 5.46%
Expected dividends	—%	—%	—%
Expected term (in years)	0.50	0.50	0.50
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
During 2025, 3 million shares of common stock were purchased under the ESPP at an average purchase price of $89.22 resulting in aggregate cash proceeds of $263 million. As of December 27, 2025, the Company had $52 million of total unrecognized compensation expense related to the ESPP, which will be recognized over the weighted-average period of 0.37 years.
NOTE 15 – Retirement Benefit Plans
The Company provides retirement benefit plans in the United States and certain foreign countries. The Company has a 401(k) retirement plan that allows participating employees in the United States to contribute as defined by the plan and subject to Internal Revenue Service limitations. The Company matches 75% of employees’ contributions up to 6% of their eligible compensation. The Company’s contributions to the 401(k) plan for 2025, 2024 and 2023 were approximately $84 million, $78 million and $70 million, respectively.
NOTE 16 – Restructuring Charges
In the fourth quarter of 2024, the Company implemented a restructuring plan (the 2024 Restructuring Plan) which reduced the global workforce by approximately 4% of headcount. Actions associated with the 2024 Restructuring Plan were substantially completed in the first quarter of fiscal year 2025. The 2024 Restructuring Plan charges to date were $186 million, of which $113 million was related to employee severance and benefits and $73 million was related to asset impairment. For 2025 and 2024, the Company made $79 million and $24 million of severance payments, respectively. In 2025, there were no charges or adjustments to period expenses under the 2024 Restructuring Plan. As of December 27, 2025 and December 28, 2024, restructuring plan liabilities of $10 million and $89 million, respectively, were recorded within Accrued liabilities in the Company’s Consolidated Balance Sheets.

NOTE 17 – Income Taxes

Continuing Operations
In 2025, the Company adopted ASU 2023-09 with prospective application. ASU 2023-09 updates disclosure requirements for the reconciliation of tax expense from continuing operations, income taxes paid and modifies other income tax-related disclosures.
Income before income taxes consists of the following:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
U.S.	$4,588	$2,369	$454
Non-U.S.	(422)	(347)	54
Total pre-tax income including equity income in investee	$4,166	$2,022	$508
The income tax provision (benefit) consists of:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Current:
U.S. federal	$(493)	$1,338	$496
U.S. state and local	32	64	27
Non-U.S.	106	142	150
Total	(355)	1,544	673
Deferred:
U.S. federal	308	(311)	(860)
U.S. state and local	(16)	6	(29)
Non-U.S.	(40)	(858)	(130)
Total	252	(1,163)	(1,019)
Income tax provision (benefit)	$(103)	$381	$(346)

	Year Ended
	December 27, 2025
	Amount	Percentage
	(In millions)
Statutory federal income tax expense at 21%	$875	21.0%
State taxes, net of federal benefit*	8	0.2%
Foreign tax effects
Canada
Scientific Research and Experimental Development investment tax credits	(55)	(1.3)%
Valuation allowance	51	1.2%
Other	25	0.6%
Singapore
Development and expansion incentive	70	1.7%
Other	31	0.7%
Other foreign jurisdictions	43	1.0%
Effect of changes in tax laws or rates enacted in the current period	(18)	(0.4)%
Effect of cross-border tax laws
Global Intangible Low-Taxed Income (GILTI)	157	3.8%
Foreign-Derived Intangible Income (FDII) deduction	(195)	(4.7)%
Other	(27)	(0.6)%
Tax credits
Research credits	(211)	(5.1)%
Other tax credits	(31)	(0.7)%
Nontaxable or nondeductible items
Stock-based and non-deductible employee compensation	(88)	(2.1)%
Tax effect from post-acquisition transaction	47	1.1%
Other	8	0.2%
Changes in unrecognized tax benefits (including interest and penalties)	(793)	(19.0)%
Income tax (benefit)	$(103)	(2.5)%
*State tax expense in Illinois and Arizona made up the majority (greater than 50%) of the tax effect in this category
The following table presents required disclosures prior to the adoption of ASU 2023-09 and displays the reconciliation between statutory federal income taxes and the total income tax provision (benefit).

	December 28, 2024	December 30, 2023
	(in millions)
Statutory federal income tax expense at 21%	$425	$107
Tax effect from intercompany integration transaction	373	—
Foreign rate detriment (benefit)	153	(11)
Interest and penalty	136	53
State income taxes, net of federal benefit	22	(2)
Foreign-Derived Intangible Income (FDII) deduction	(275)	(185)
Research credits	(232)	(169)
GILTI and other foreign inclusion	(133)	(138)
Stock-based and non-deductible compensation	(101)	(17)
Other	13	16
Income tax provision (benefit)	$381	$(346)

The Company recorded an income tax benefit of $103 million and an income tax provision of $381 million in 2025 and 2024, respectively, representing effective tax rates of (2.5%) and 19%, respectively. The decrease in income tax provision in 2025 was primarily driven by an $853 million benefit related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the IRS in April 2025 whereas the income tax provision in 2024 included $373 million tax effect from an intercompany integration transaction.
In July 2025, the OBBBA was enacted into law. For fiscal year 2025, the primary impact of the OBBBA to the Company’s tax provision was the accelerated expensing of domestic R&D activities which decreased the Company’s income eligible for FDII, reduced the Company’s deferred tax assets, and reduced the Company’s current income tax liability. To the extent OBBBA changes impacted the Company’s effective tax rate reconciliation, the impacts are presented in the respective line items in the effective tax rate reconciliation table above. The OBBBA also resulted in a remeasurement of GILTI deferred tax balances as presented on the line “Effect of changes in tax laws or rates enacted in the current period” in the effective tax rate reconciliation table above. Other OBBBA changes did not have a material impact on the Company’s financial statements.
As part of the Xilinx acquisition and as a result of certain employment and operational commitments the Company has made in Singapore, the Company has been granted a Development and Expansion Incentive (DEI) that is effective through 2031. The DEI reduces the local tax on Singapore income from a statutory rate of 17% to 5% through 2031. The tax expense reflected in the Company’s effective tax rate reconciliation is primarily due to the difference in tax rates applied to the current year pre-tax loss. Due to the current year pre-tax loss in Singapore, the Company did not receive any income tax or earnings per share benefit.
Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 27, 2025 and December 28, 2024 were as follows:

	December 27, 2025	December 28, 2024
	(In millions)
Deferred tax assets:
Capitalized R&D	$2,556	$2,892
Net operating loss carryovers	61	962
Accruals and reserves not currently deductible	727	829
Federal and state tax credit carryovers	709	679
Foreign R&D and investment tax credits	631	579
Employee benefits not currently deductible	402	334
Lease liability	231	182
Foreign tax credits	91	77
Other	85	111
Total deferred tax assets	5,493	6,645
Less: valuation allowance	(1,338)	(2,136)
Total deferred tax assets, net of valuation allowance	4,155	4,509
Deferred tax liabilities:
Acquired intangibles	(3,227)	(3,614)
GILTI	(348)	(222)
Right-of-use assets	(228)	(182)
Depreciation	(101)	(75)
Other	(180)	(77)
Total deferred tax liabilities	(4,084)	(4,170)
Net deferred tax assets	$71	$339

The reduction in the Company’s Net operating loss carryovers and the valuation allowance items followed the receipt of the reasonable cause relief for dual consolidated losses approved by the IRS in April 2025. Other reductions in the Company’s net deferred tax assets during 2025 were primarily driven by the impact of OBBBA.
The movement in the deferred tax valuation allowance was as follows:

	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Balance at beginning of year	$2,136	$2,124	$2,078
Charges to income tax expense and other accounts	(798)	9	41
Acquisition-related	—	3	5
Balance at end of year	$1,338	$2,136	$2,124
Through the end of fiscal year 2025, the Company continued to maintain a valuation allowance of approximately $1.3 billion for certain state, and foreign tax attributes due to lack of sufficient sources of future taxable income.
The Company’s U.S. federal and state net operating losses (NOLs) carryforwards as of December 27, 2025, were $94 million and $367 million, respectively. $20 million of U.S. federal NOLs will expire between 2027 and 2036, and $74 million of federal NOLs have no expiration date. State NOLs will expire at various dates through 2045. The federal tax credits of $6 million will expire at various dates between 2040 and 2042. The state tax return credits of $848 million will expire at various dates between 2026 and 2040, except for the California R&D credit, which does not expire. The Company also has $678 million of credit carryforward in Canada that will expire between 2028 and 2045.
A reconciliation of the Company's gross unrecognized tax benefits was as follows:

	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Balance at beginning of year	$1,498	$1,463	$1,361
Increases for tax positions taken in the current year	50	57	53
Increases for tax positions taken in prior years	10	24	57
Decreases for tax positions taken in prior years	(4)	(18)	(8)
Decreases for settlements with taxing authorities	(685)	—	—
Decreases for lapses in statutes of limitation	(63)	(28)	—
Balance at end of year	$806	$1,498	$1,463
The amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $571 million, $1.3 billion and $1.3 billion as of December 27, 2025, December 28, 2024 and December 30, 2023, respectively. The Company had $190 million, $298 million and $142 million of accrued penalties and interest related to unrecognized tax benefits as of December 27, 2025, December 28, 2024 and December 30, 2023, respectively. As of December 27, 2025 and December 28, 2024, the Company had long-term income tax liabilities related to unrecognized tax benefits, which include interest and penalties, of $806 million and $1.5 billion, respectively, recorded under Other long-term liabilities in the Company’s Consolidated Balance Sheets. The reduction in long-term income tax liabilities was primarily due to the release of $853 million of uncertain tax positions (including interest and penalties) following receipt of reasonable cause relief for dual consolidated losses approved by the IRS in April 2025.
The Company is subject to taxation in the U.S. and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdiction in which the Company is subject to potential examination by the taxing authority is the United States, where tax years from 2007 are open for audit. Pre-acquisition Xilinx U.S. tax returns for fiscal years 2018 and 2019 are currently under audit by the IRS.
Under current U.S. tax law, the impact of future distributions of earnings from foreign subsidiaries are anticipated to be subject to withholding taxes from local jurisdictions and non-conforming U.S. state jurisdictions. The deferred tax liability on these undistributed earnings is not material.

The table below provides the updated requirements of ASU 2023-09 for cash paid for income taxes, net of refunds.

Year Ended
December 27, 2025
Cash paid for income taxes, net of refunds:	(In millions)
Federal	$578
State	149
Foreign	157
Total cash paid for income taxes, net of refunds	$884

In 2025, cash paid for income taxes in California was $62 million. The Company has elected a refundable credit for the payments made as a result of the Business Credit Limitation in California.
Discontinued Operations
Net income from discontinued operations for 2025 was $66 million, net of tax expense of $54 million. This includes the results of operations of the ZT Manufacturing Business and the change in fair value of contingent consideration liability of $121 million.
NOTE 18 – Other Income (Expense), Net
The following table summarizes the components of Other income (expense), net:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(In millions)
Interest income	$215	$182	$206
Gains (losses) on long-term investments, net	366	(2)	1
Other income (expense)	(4)	1	(10)
Other income (expense), net	$577	$181	$197
NOTE 19 – Subsequent Events
Subsequent to December 27, 2025, the Company entered into an agreement to guarantee a commercial partner's data center lease obligations in the event of their default. The maximum gross exposure is $4.1 billion, which will be reduced as the commercial partner makes payments to the lessor over 15 years, or if the commercial partner enters into an agreement to sell the data center capacity to a third party. The fair value of the guarantee liability is not expected to be material to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advanced Micro Devices, Inc. (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 3, 2026 expressed an unqualified opinion thereon.
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

Inventory Valuation
Description of the Matter
At December 27, 2025, the Company’s net inventory balance was $7,920 million. As discussed in Note 2 to the consolidated financial statements, the Company adjusts the inventory carrying value to the lower of actual cost or the estimated net realizable value after completing ongoing reviews of on-hand inventory quantities exceeding forecasted demand, and by considering recent historical activity as well as anticipated demand.

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
February 3, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Micro Devices, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Advanced Micro Devices, Inc.’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Micro Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2025 and December 28, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes and our report dated February 3, 2026 expressed an unqualified opinion thereon.

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
February 3, 2026

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
As of December 27, 2025, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them, as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2025 at the reasonable assurance level. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 27, 2025, which is included in Part II, Item 8, above.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarterly period ended December 27, 2025, the following directors and officers adopted, modified or terminated 10b5-1 plans:
On November 14, 2025, Mark Papermaster, our Executive Vice President, Chief Technology Officer, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which a maximum of 124,936 shares of our common stock may be sold. The plan will terminate on November 16, 2026, or such date as the plan is otherwise terminated according to its terms.
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
The information under the captions “Item 1—Election of Directors” (including “Consideration of Stockholder Nominees for Director”), “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our proxy statement for our 2026 annual meeting of stockholders (our 2026 Proxy Statement) is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors. See also, “Part 1, Item 1-Website Access to our SEC Filings and Corporate Governance Documents,” above.
ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Directors’ Compensation and Benefits” (including “2025 Non-Employee Director Compensation”), “Compensation Discussion and Analysis,” “Executive Compensation” (including “2025 Summary Compensation Table,” “2025 Nonqualified Deferred Compensation,” “Outstanding Equity Awards at 2025 Fiscal Year-End,” “Grants of Plan-Based Awards in 2025” and “Option Exercises and Stock Vested in 2025,” “Severance and Change in Control Arrangements” and “Chief Executive Officer Pay Ratio”), and “Compensation and Leadership Resources Committee Report” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Principal Stockholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees” in our 2026 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2026 Proxy Statement, our 2026 Proxy Statement will not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation and Leadership Resources Committee Report” and “Audit and Finance Committee Report” in our 2026 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

2.3
Equity Purchase Agreement dated as of May 18, 2025, by and among Advanced Micro Designs, Inc., AMD Design, LLC, ZT Group Int’l, Inc. and Sanmina Corporation, filed as Exhibit 2.1 to AMD’s Current Report on Form 8-K on May 18, 2025, is hereby incorporated by reference.

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

4.1	Description of Advanced Micro Devices, Inc. Capital Stock

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

4.8
Second Supplemental Indenture, dated as of March 24, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated March 24, 2025, is hereby incorporated by reference.

4.9
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

10.9
Settlement Agreement, between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 11, 2009, is hereby incorporated by reference.

**10.10
Patent Cross License Agreement, between Advanced Micro Devices, Inc. and Intel Corporation filed, dated November 11, 2009, as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated November 17, 2009, is hereby incorporated by reference.

10.11
Sublease Agreement, between Lantana HP, LTD and Advanced Micro Devices, Inc., dated March 26, 2013, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the period ended March 30, 2013, is hereby incorporated by reference.

10.12
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

*10.14
Employment Agreement by and between Lisa T. Su and Advanced Micro Devices, Inc. effective October 8, 2014, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K/A dated October 14, 2014, is hereby incorporated by reference.

*10.15
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, is hereby incorporated by reference.

*10.16
Offer Letter, between Advanced Micro Devices, Inc. and Forrest E. Norrod, dated October 20, 2014, filed as Exhibit 10.66 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, is hereby incorporated by reference.

*10.17
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

10.19
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

*10.21
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

*10.24
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

*10.27
Amended and Restated 2017 Employee Stock Purchase Plan dated August 23, 2018, filed as Exhibit 10.1 to AMD's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018, is hereby incorporated by reference.

*10.28
2017 Employee Stock Purchase Plan, as amended and restated October 12, 2017, filed as Exhibit 10.98 to AMD's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, is hereby incorporated by reference.

*10.29
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

*10.33
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

*10.37
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

*10.41
Form of Stock Option Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, is hereby incorporated by reference.

*10.42
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2004 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, is hereby incorporated by reference.

10.43
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

10.47
Credit Agreement dated as of April 29, 2022 by and among Advanced Micro Devices, Inc. as borrower, the lenders referred to therein, as lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing lender, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated April 29, 2022, is hereby incorporated by reference.

*10.48
Xilinx, Inc. 2007 Equity Incentive Plan, effective as of January 1, 2007, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, is hereby incorporated by reference.

*10.49	2004 Equity Incentive Plan, as amended and restated, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, is hereby incorporated by reference.

*10.50
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the Xilinx, Inc. 2007 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022, is hereby incorporated by reference.

*10.51
Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the Xilinx, Inc. 2007 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022, is hereby incorporated by reference.

*10.52
Offer Letter between Advanced Micro Devices, Inc. and Jean Hu, dated as of January 6, 2023, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated January 8, 2023, is hereby incorporated by reference.

*10.53
Sign-On Bonus Agreement between Advanced Micro Devices, Inc. and Jean Hu, dated as of January 8, 2023, filed as Exhibit 10.2 to AMD’s Current Report on Form 8-K dated January 8, 2023, is hereby incorporated by reference.

*10.54	Advanced Micro Devices, Inc. 2023 Equity Incentive Plan, filed as Exhibit A to AMD’s Definitive Proxy Statement on Schedule 14A dated March 31, 2023, is hereby incorporated by reference.

*10.55
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

*10.57
Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, is hereby incorporated by reference.

10.58
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

10.59
Seventh Amendment to Lease between Summit Lantana Owner, LP and Advanced Micro Devices, Inc., dated as of October 27, 2023, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, is hereby incorporated by reference.

*10.60
Amendment to Advanced Micro Devices, Inc. Executive Incentive Plan dated as of February 23, 2022, filed as Exhibit 10.76 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference.

*10.61	Form of Change of Control Agreement, filed as Exhibit 10.77 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference,

**10.62
Intellectual Property Cross-License Agreement between Advanced Micro Devices, Inc. and Broadcom Corporation, effective as of August 25, 2008, filed as Exhibit 10.78 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference.

**10.63
IP Core License Agreement between Advanced Micro Devices, Inc. and Broadcom Corporation, effective as of August 25, 2008, filed as Exhibit 10.79 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, is hereby incorporated by reference.

*10.64
Offer Letter and Sign-on Bonus Agreement between Advanced Micro Devices, Inc. and Philip Guido, dated April 10, 2023, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024, is hereby incorporated by reference.

*10.65
Offer Letter, dated October 9, 2024 by and between Advanced Micro Devices, Inc. and Philip Carter, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated November 18, 2024, is hereby incorporated by reference.

*10.66
Advanced Micro Devices, Inc. Executive Severance Plan and Summary Plan Description for Executive and Senior Vice Presidents effective February 3, 2025, filed as Exhibit 10.73 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, is hereby incorporated by reference.

*10.67
Offer Letter and Sign-on Bonus Agreement between Advanced Micro Devices, Inc. and Ava Hahn, dated December 13, 2023, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, is hereby incorporated by reference.

*10.68
Advanced Micro Devices, Inc. Executive Retirement Plan effective as of March 26, 2025, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, is hereby incorporated by reference.

*10.69
Form of Stock Option Award Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan, filed as Exhibit 10.1 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025, is hereby incorporated by reference.

*10.70
Form of Restricted Stock Unit Grant Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025, is hereby incorporated by reference.

10.71
Form of Performance-Based Restricted Stock Unit Grant Notice for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan, filed as Exhibit 10.3 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025, is hereby incorporated by reference.

10.72
Registration Rights Agreement, dated October 5, 2025, between Advanced Micro Devices, Inc. and OpenAI OpCo, LLC, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated October 5, 2025, is hereby incorporated by reference.

*10.73
Offer Letter dated November 12, 2025, by and between Advanced Micro Devices, Inc. and Emily Ellis, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated December 12, 2025, is hereby incorporated by reference.

*10.74
Outside Director Equity Compensation Policy, as amended and restated, dated as of August 20, 2025, filed as Exhibit 10.2 to AMD’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025, is hereby incorporated by reference.

*10.75	Advanced Micro Devices, Inc. Executive Severance and Change of Control Plan and Summary Plan Description for Executive and Senior Vice Presidents Amended and Restated Effective August 19, 2025.

19.1	Advanced Micro Devices, Inc. Stock Trading Policy.

21	List of AMD subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

February 3, 2026	ADVANCED MICRO DEVICES, INC.

	By:	/s/ Jean Hu
Jean Hu
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Lisa T. Su	President and Chief Executive Officer (Principal Executive Officer), Director	February 3, 2026
Lisa T. Su

/s/Jean Hu	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 3, 2026
Jean Hu

/s/Emily Ellis	Corporate Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 3, 2026
Emily Ellis

*	Lead Independent Director	February 3, 2026
Nora M. Denzel

*	Director	February 3, 2026
Mike P. Gregoire

*	Director	February 3, 2026
Joe A. Householder

*	Director	February 3, 2026
John W. Marren

*	Director	February 3, 2026
KC McClure

*	Director	February 3, 2026
Jon A. Olson

*	Director	February 3, 2026
Abhi Y. Talwalkar

*	Director	February 3, 2026
Beth W. Vanderslice

*By:	/s/Jean Hu
Jean Hu, Attorney-in-Fact