Form 10-K/A
period 2025-12-27
ADVANCED MICRO DEVICES INC
filed 2026-02-04
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders (2026 Proxy Statement) are incorporated into Part III of the Annual Report on Form 10-K. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 27, 2025.

Explanatory Note

Advanced Micro Devices, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 27, 2025, previously filed with the Securities and Exchange Commission (“SEC”) on February 4, 2026 (the “Original Filing”), solely for the purpose of correcting an inadvertent error in the presentation of certain numerical disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). After filing the Original Filing, the Company identified that the year-over-year changes in average selling price (“ASP”) and unit shipment figures within the Client revenue disclosure were inadvertently transposed, resulting in an incorrect depiction of the year‑over‑year changes in ASP and unit shipments. The correct presentation is “Client net revenue of $10.6 billion in 2025 increased by 51%, compared to net revenue of $7.1 billion in 2024, primarily driven by a 15% increase in unit shipments of processors and a 31% increase in average selling price of processors, reflecting strong demand for AMD desktop and mobile Ryzen processors.” The corrected MD&A disclosure is included in Part II of this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART II
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
Client net revenue of $10.6 billion in 2025 increased by 51%, compared to net revenue of $7.1 billion in 2024, primarily driven by a 15% increase in unit shipments of processors and a 31% increase in average selling price of processors, reflecting strong demand for AMD desktop and mobile Ryzen processors.
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
Index to Consolidated Financial Statements

Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
All schedules have been omitted because the information is not required, is not applicable, or is included in the Notes to the Consolidated Financial Statements.

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A. The following is a list of such Exhibits:

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

4.1
Description of Advanced Micro Devices, Inc. Capital Stock, filed as Exhibit 4.1 to AMD's Current Report on Report on Form 10-K for the fiscal year ended December 27, 2025, is hereby incorporated by reference.

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

*10.75
Advanced Micro Devices, Inc. Executive Severance and Change of Control Plan and Summary Plan Description for Executive and Senior Vice Presidents Amended and Restated Effective August 19, 2025, , filed as Exhibit 10.75 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, is hereby incorporated by reference.

19.1	Advanced Micro Devices, Inc. Stock Trading Policy, filed as Exhibit 19.1 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, is hereby incorporated by reference.

21	List of AMD subsidiaries, filed as Exhibit 21 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, is hereby incorporated by reference.

23	Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, is hereby incorporated by reference.

24	Power of Attorney, filed as Exhibit 24 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, is hereby incorporated by reference.

32.2
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.2 to AMD’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, is hereby incorporated by reference.

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

February 4, 2026	ADVANCED MICRO DEVICES, INC.

	By:	/s/ Jean Hu
Jean Hu
Executive Vice President, Chief Financial Officer and Treasurer