Form 10-Q
period 2026-03-28
ADVANCED MICRO DEVICES INC
filed 2026-05-06
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of April 29, 2026: 1,630,600,639

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions, except per share amounts)
Net revenue	$10,253	$7,438
Cost of sales	4,576	3,451
Amortization of acquisition-related intangibles	261	251
Total cost of sales	4,837	3,702
Gross profit	5,416	3,736

Research and development	2,397	1,728
Marketing, general and administrative	1,253	886
Amortization of acquisition-related intangibles	290	316
Total operating expenses	3,940	2,930
Operating income	1,476	806

Interest expense	(37)	(20)
Other income (expense), net	165	39
Income from continuing operations before income taxes and equity income	1,604	825

Income tax provision	238	123
Equity income in investee	6	7
Income from continuing operations, net of tax	1,372	709
Income from discontinued operations, net of tax	11	—
Net income	$1,383	$709

Earnings per share
Basic earnings from continuing operations	$0.84	$0.44
Basic earnings from discontinued operations	0.01	—
Basic earnings per share	$0.85	$0.44

Diluted earnings from continuing operations	$0.83	$0.44
Diluted earnings from discontinued operations	0.01	—
Diluted earnings per share	$0.84	$0.44

Shares used in per share calculation
Basic	1,631	1,620
Diluted	1,650	1,626
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Net income	$1,383	$709
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedges	(43)	27
Net change in unrealized gains (losses) on available-for-sale securities	(26)	2
Total comprehensive income	$1,314	$738
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 28, 2026	December 27, 2025
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,585	$5,539
Short-term investments	6,762	5,013
Accounts receivable, net	6,035	6,315
Inventories	8,045	7,920
Prepaid expenses and other current assets	2,201	2,160
Total current assets	28,628	26,947
Property and equipment, net	2,723	2,312
Goodwill	25,344	25,126
Acquisition-related intangibles, net	16,154	16,705
Deferred tax assets	476	384
Other non-current assets	6,317	5,452
Total assets	$79,642	$76,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,997	$2,929
Accrued liabilities	5,785	5,250
Current portion of long-term debt, net	874	874
Other current liabilities	850	402
Total current liabilities	10,506	9,455
Long-term debt, net	2,350	2,348
Long-term operating lease liabilities	647	625
Deferred tax liabilities	307	313
Other long-term liabilities	1,370	1,186
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 4,000; shares issued: 1,697 and 1,695; shares outstanding: 1,630 and 1,630	17	17
Additional paid-in capital	63,856	63,365
Treasury stock, at cost (shares held: 67 and 65)	(7,421)	(7,079)
Retained earnings	8,082	6,699
Accumulated other comprehensive loss	(72)	(3)
Total stockholders’ equity	64,462	62,999
Total liabilities and stockholders’ equity	$79,642	$76,926

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Cash flows from operating activities:
Net income	$1,383	$709
Income from discontinued operations, net of tax	(11)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	175
Amortization of acquisition-related intangibles	551	567
Stock-based compensation	487	364
Deferred income taxes	(79)	(167)
(Gains) losses on long-term investments, net	(66)	2
Other	28	37
Changes in operating assets and liabilities:
Accounts receivable, net	280	748
Inventories	(125)	(682)
Prepaid expenses and other assets	(308)	(237)
Accounts payable	(104)	(289)
Accrued and other liabilities	713	(288)
Net cash flows provided by operating activities of continuing operations	2,955	939
Cash flows from investing activities:
Purchases of property and equipment	(389)	(212)
Purchases of short-term investments	(2,545)	(304)
Proceeds from maturity of short-term investments	652	365
Proceeds from sale of short-term investments	126	33
Purchases of long-term investments	(409)	(239)
Net cash used in investing activities of continuing operations	(2,565)	(357)
Cash flows from financing activities:
Proceeds from debt and commercial paper issuance, net of issuance costs	—	2,441
Proceeds from sales of common stock through employee equity plans	5	4
Repurchases of common stock	(221)	(749)
Stock repurchases for tax withholding on employee equity plans	(134)	(30)
Net cash (used in) provided by financing activities of continuing operations	(350)	1,666
Net increase in cash, cash equivalents and restricted cash	40	2,248
Cash, cash equivalents and restricted cash at beginning of period	5,556	3,811
Cash, cash equivalents and restricted cash at end of period	$5,596	$6,059

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$30	$128
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$329	$147
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,585	$6,049
Restricted cash included in Prepaid expenses and other current assets	11	10
Cash, cash equivalents and restricted cash at end of period	$5,596	$6,059

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$17	$17
Balance, end of period	$17	$17
Additional paid-in capital
Balance, beginning of period	$63,365	$61,362
Common stock issued under employee equity plans	4	4
Stock-based compensation	487	364
Balance, end of period	$63,856	$61,730
Treasury stock
Balance, beginning of period	$(7,079)	$(6,106)
Repurchases of common stock	(221)	(756)
Common stock repurchases for tax withholding on employee equity plans	(121)	(37)
Balance, end of period	$(7,421)	$(6,899)

Retained earnings:
Balance, beginning of period	$6,699	$2,364
Net income	1,383	709
Balance, end of period	$8,082	$3,073

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(3)	$(69)
Other comprehensive income (loss)	(69)	29
Balance, end of period	$(72)	$(40)

Total stockholders' equity	$64,462	$57,881
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include Artificial Intelligence (AI) accelerators, microprocessors (CPUs) and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), chipsets, data center and professional GPUs, embedded processors, semi-custom System-on-Chip (SoC) products, microprocessor and SoC development services and technology, data processing units (DPUs), Field Programmable Gate Arrays (FPGAs), System on Modules (SOMs), AI Network Interface Cards (AI NICs) and Adaptive SoC products. From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three months ended March 28, 2026 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2026 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three months ended March 28, 2026 and March 29, 2025 each consisted of 13 weeks.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to: revenue allowances, inventory valuation, valuation of goodwill and long-lived and intangible assets, business combination accounting and income taxes.
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.
NOTE 3 – Supplemental Financial Statement Information

Inventories	March 28, 2026	December 27, 2025
	(In millions)
Raw materials	$752	$909
Work in process	4,748	4,768
Finished goods	2,545	2,243
Total inventories	$8,045	$7,920

Property and Equipment, net	March 28, 2026	December 27, 2025
	(In millions)
Land, building and leasehold improvements	$1,034	$967
Equipment	3,795	3,453
Construction in progress	646	508
Property and equipment, gross	5,475	4,928
Accumulated depreciation	(2,752)	(2,616)
Total property and equipment, net	$2,723	$2,312

Accrued Liabilities	March 28, 2026	December 27, 2025
	(In millions)
Customer-related liabilities	$1,732	$1,194
Accrued marketing programs	1,648	1,454
Accrued compensation and benefits	1,280	1,645
Other accrued expenses and liabilities	1,125	957
Total accrued liabilities	$5,785	$5,250
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied or partially unsatisfied include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development and engineering services, IP licensing, and product revenue. As of March 28, 2026, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $264 million, of which $167 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 4% and 9% of the Company’s revenue for the three months ended March 28, 2026 and March 29, 2025, respectively.
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

In addition to these reportable segments, the Company has an All Other category, which is not a reportable segment. This category primarily includes certain expenses and credits that are not allocated to any of the reportable segments because the CODM does not consider these expenses and credits in evaluating the performance of the reportable segments. This category primarily includes amortization of acquisition-related intangibles, employee stock-based compensation expense and acquisition-related and other costs. Acquisition-related and other costs primarily include certain compensation charges and transaction costs.
The following table provides a summary of net revenue, cost of sales and operating expenses, and operating income (loss) by segment. Segment cost of sales and operating expenses primarily include materials, external manufacturing, labor and marketing and advertising costs, and exclude expenses and credits that are recorded within the All Other category. Each of the Client and Gaming businesses do not qualify as a separate reportable operating segment, however, the Company continues to separately disclose revenue for each business.

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Net revenue:
Data Center	$5,775	$3,674
Client and Gaming
Client	2,885	2,294
Gaming	720	647
Total Client and Gaming	3,605	2,941
Embedded	873	823
Total net revenue	$10,253	$7,438

Cost of sales and operating expenses:
Data Center	$4,176	$2,742
Client and Gaming	3,030	2,445
Embedded	535	495
All other	1,036	950
Total cost of sales and operating expenses	$8,777	$6,632

Operating income (loss):
Data Center	$1,599	$932
Client and Gaming	575	496
Embedded	338	328
All other (1)	(1,036)	(950)
Total operating income	$1,476	$806

(1)
For the three months ended March 28, 2026, all other operating losses primarily included $551 million of amortization of acquisition-related intangibles, and $487 million of stock-based compensation expense, respectively.

For the three months ended March 29, 2025, all other operating losses primarily included $567 million of amortization of acquisition-related intangibles, and $364 million of stock-based compensation expense, respectively.

NOTE 5 – Acquisitions and Divestitures
ZT Systems Acquisition and ZT Manufacturing Business Divestiture
On March 31, 2025 (the Acquisition Date), the Company completed the acquisition of all issued and outstanding shares of ZT Systems, a provider of AI and general-purpose compute infrastructure for hyperscale computing companies for a total purchase consideration of $4.4 billion. The acquisition is expected to enable the Company to deliver end-to-end AI solutions and accelerate the design and deployment of AMD-powered AI infrastructure at scale optimized for the cloud.
The purchase consideration was composed of the following (in millions):

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
The Company retained select intellectual property and employees associated with the design operations (ZT Design Business). The results of operations of the ZT Design Business are included in the Company’s continuing operations within the Data Center segment and are not material. The results of operations of the ZT Manufacturing Business are presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements.
The contingent consideration liability was settled in October 2025 with the former ZT shareholders and warrant holders as the contingencies were fully met.

During the measurement period, the Company recorded adjustments to certain assets and liabilities acquired and classified as held for sale, with a corresponding adjustment to goodwill. The adjustments did not have a material impact on the Company’s consolidated results of operations. The purchase price allocation, including measurement period adjustments, is presented below.

(in millions)	Preliminary	Measurement Period Adjustments	As adjusted
Cash and cash equivalents	$1,500	$—	$1,500
Assets held for sale	5,965	54	6,019
Other assets	81	—	81
Total assets acquired	7,546	54	7,600
Liabilities held for sale	3,221	272	3,493
Other liabilities	124	—	124
Total liabilities assumed	3,345	272	3,617
Fair value of net assets acquired	4,201	(218)	3,983
Goodwill	208	218	426
Total purchase consideration	$4,409	$—	$4,409
On October 27, 2025, the Company completed the sale of the ZT Manufacturing Business to Sanmina Corporation (Sanmina) for $2.4 billion in cash, subject to certain purchase price adjustments and 1,151,052 shares of Sanmina common stock. Upon close of the sale, the Company received cash of $1.4 billion, net of cash divested and purchase price adjustments, and shares of Sanmina common stock valued at $154 million. The purchase consideration received is subject to customary post-closing adjustments, including adjustments resulting from measurement period adjustments related to the acquisition of ZT Systems.
The Company is eligible to receive additional cash consideration of up to $450 million to the extent certain conditions are met following the close of the sale through 2028 (Earn-out). The Company applied the loss recovery approach, under which the difference between the fair value of the consideration received, excluding the Earn-out, and the carrying amount of the net assets disposed, is recognized as an earn-out receivable, to the extent it is probable of being received. As of March 28, 2026, the earn-out receivable of $324 million was recorded within Other non-current assets in the Company’s Consolidated Balance Sheets, and is subject to impairment assessment at the end of each reporting period prior to receipt of payment. The Company also entered into a Manufacturing Services Agreement with Sanmina with an initial term of five years.
Pro Forma Information
Since the ZT Manufacturing Business, which represents the majority of ZT Systems’ operations, was classified as held for sale upon acquisition and subsequently sold in October 2025, pro forma information presenting the combined results of operations of ZT Systems and other acquired entities were deemed neither material nor meaningful to the Company’s consolidated income from continuing operations and were omitted.

NOTE 6 – Goodwill and Acquisition-related Intangibles, net
Goodwill
The following table summarizes Goodwill:

(in millions)	Data Center	Embedded	Client and Gaming	Total
December 27, 2025	$3,690	$21,072	$364	$25,126
Measurement period adjustments relating to acquisitions	218	—	—	218
March 28, 2026	$3,908	$21,072	$364	$25,344
Acquisition-related Intangibles, net
The following table summarizes Acquisition-related Intangibles Assets:

	March 28, 2026			December 27, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,599	$(3,821)	$9,778	$13,599	$(3,560)	$10,039
Customer relationships	12,324	(6,537)	5,787	12,324	(6,267)	6,057
Product trademarks	914	(325)	589	914	(305)	609
Total acquisition-related intangible assets, net	$26,837	$(10,683)	$16,154	$26,837	$(10,132)	$16,705
Acquisition-related intangible amortization expense was $551 million and $567 million for the three months ended March 28, 2026 and March 29, 2025, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of March 28, 2026, and assuming no subsequent impairment of the underlying assets, the estimated future annual amortization expense for acquisition-related intangibles is as follows:

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
	(In millions)
Future annual amortization	$1,602	$2,036	$1,923	$1,691	$1,454	$7,448	$16,154
NOTE 7 – Related Party — Equity Joint Ventures
ATMP Joint Ventures
The Company holds a 15% equity interest in two joint ventures (collectively, the ATMP JV) with affiliates of Tongfu Microelectronics Co., Ltd, a Chinese joint stock company. The Company has no obligation to fund the ATMP JV. The Company accounts for its equity interests in the ATMP JV under the equity method of accounting due to its significant influence over the ATMP JV. The carrying value of the Company’s investment in ATMP JV was $182 million and $176 million as of March 28, 2026 and December 27, 2025, respectively, and is recorded within Other non-current assets on the Company’s Consolidated Balance Sheets.
The ATMP JV provides assembly, test, mark and packaging (ATMP) services to the Company. The Company’s purchases from the ATMP JV during the three months ended March 28, 2026 and March 29, 2025 were $718 million and $497 million, respectively. The amounts payable to the ATMP JV were $556 million and $408 million as of March 28, 2026 and December 27, 2025, respectively, and are recorded within Accounts payable on the Company’s Consolidated Balance Sheets.

On October 2024, the Company provided a $100 million term loan to one of the ATMP JVs for general corporate purposes. The loan bears interest at the three months term Secured Overnight Financing Rate (SOFR) plus 35 basis points, payable quarterly and matures on October 16, 2026. The loan and related interest receivable are recorded within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.
During the three months ended March 28, 2026 and March 29, 2025, the Company recorded income related to the ATMP JV of $6 million and $7 million in Equity income in investee on its Consolidated Statement of Operations, respectively.
NOTE 8 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	March 28, 2026				December 27, 2025
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$640	$—	$—	$640	$620	$—	$—	$620
Corporate debt securities	—	1,509	—	1,509	—	1,869	—	1,869
U.S. government and agency securities	1,049	798	—	1,847	1,148	300	—	1,448
Non-U.S. government and agency securities	—	100	—	100	—	245	—	245
Time deposits and certificates of deposits	—	92	—	92	—	173	—	173
Short-term investments
Corporate debt securities	—	4,446	—	4,446	—	3,107	—	3,107
U.S. government and agency securities	1,074	1,043	—	2,117	901	718	—	1,619
Non-U.S. government and agency securities	—	161	—	161	—	256	—	256
Time deposits and certificates of deposits	—	11	—	11	—	10	—	10
Asset-backed and mortgage-backed securities	—	21	—	21	—	22	—	22
Marketable equity securities	6	—	—	6	—	—	—	—
Other non-current assets
Long-term investments	169	—	126	295	198	—	202	400
Deferred compensation plan investments	269	—	—	269	257	—	—	257
Total assets measured at fair value	$3,207	$8,181	$126	$11,514	$3,124	$6,700	$202	$10,026
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.

The following is a summary of cash equivalents and short-term investments:

	March 28, 2026				December 27, 2025
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Money market funds	$640	$—	$—	$640	$620	$—	$—	$620
Corporate debt securities	5,976	1	(22)	5,955	4,974	2	—	4,976
U.S. government and agency securities	3,969	1	(6)	3,964	3,065	2	—	3,067
Non-U.S. government and agency securities	261	—	—	261	501	—	—	501
Time deposits and certificates of deposits	103	—	—	103	183	—	—	183
Asset-backed and mortgage-backed securities	22	—	(1)	21	23	—	(1)	22
Marketable equity securities	6	—	—	6	—	—	—	—
	$10,977	$2	$(29)	$10,950	$9,366	$4	$(1)	$9,369
As of March 28, 2026 and December 27, 2025, the Company did not have material available-for-sale debt securities which have been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of available-for-sale debt securities are as follows:

	March 28, 2026		December 27, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$6,998	$6,996	$6,528	$6,528
Due in 1 year through 5 years	3,313	3,288	2,195	2,199
Due in 5 years and later	21	20	23	22
	$10,332	$10,304	$8,746	$8,749
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s current and long-term debt are as follows:

	March 28, 2026		December 27, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$874	$877	$874	$879
Long-term debt	$2,350	$2,209	$2,348	$2,246
The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
Non-marketable equity securities and other instruments primarily include investments in privately held companies with technologies that are typically in early stages of research or development. These investments are recorded within Other non-current assets on the Consolidated Balance Sheets. Gains and losses are recorded in Other income, expense, net on the Consolidated Statements of Operations.
As of March 28, 2026 and December 27, 2025, the Company had long-term investments in non-marketable equity securities of $1.8 billion and $1.1 billion, respectively, which are recorded at estimated fair value based on observable events or adjustments from impairments.
As of March 28, 2026, non-marketable equity investments had cumulative gross unrealized gains of $384 million and cumulative gross unrealized losses and impairments of $52 million. During the three months ended March 28, 2026, the Company recognized gross unrealized gains of $93 million and gross unrealized losses and impairments were not material. As of March 29, 2025, cumulative and quarterly gross unrealized gains, losses and impairments were not material.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of March 28, 2026 and December 27, 2025, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $2.9 billion and $2.3 billion, respectively. The fair value of these contracts was not material as of March 28, 2026 and December 27, 2025.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of March 28, 2026 and December 27, 2025, the notional value of these outstanding contracts was $1.2 billion and $1.1 billion, respectively. The fair value of these contracts was not material as of March 28, 2026 and December 27, 2025.
The cash flows associated with derivative instruments as cash flow hedging instruments are classified in the same category within the Consolidated Statement of Cash Flows as the cash flows of the related items.
Lease Guarantees
As of March 28, 2026, the Company had a maximum gross exposure of $4.1 billion from guarantees issued in connection with certain commercial partner data center lease obligations with a term of up to 15 years. Guarantees typically become payable in the event of a commercial partner’s default and may be issued in exchange for warrants. The exposure decreases over time as contractual lease payments are made to the lessor. Guarantees are recorded as a credit derivative within Other long-term liabilities, with changes in fair value recorded within Other income (expense), net, and were not material to the financial statements.

NOTE 9 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s debt as of March 28, 2026 and December 27, 2025 consisted of the following:

	March 28, 2026	December 27, 2025
	(In millions)
4.212% Senior Notes Due 2026 (4.212% Notes)	$875	$875
4.319% Senior Notes Due 2028 (4.319% Notes)	625	625
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	3,250	3,250
Unamortized debt discount and issuance costs	(26)	(28)
Total debt (net)	3,224	3,222
Less: current portion of long-term debt and related unamortized debt issuance costs	(874)	(874)
Total long-term debt (net)	$2,350	$2,348
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
As of March 28, 2026, the Company was in compliance with the covenants associated with its notes.
Revolving Credit Facility
The Company has $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. During the three months ended March 28, 2026, the Company did not draw funds from the revolving credit facility. As of March 28, 2026, the Company was in compliance with the covenants under the revolving credit facility.

Commercial Paper
The Company has a commercial paper program under which it can issue unsecured commercial paper notes up to a principal amount of $3.0 billion at any time with maturities of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance. As of March 28, 2026 and December 27, 2025, the Company had no commercial paper outstanding.
NOTE 10 – Commitments and Contingencies
Commitments
The Company’s commitments primarily include the Company’s obligations to purchase wafers, substrates and components from third parties, and future payments related to multi-year cloud service provider (CSP), software, and technology license agreements. The Company continually works with suppliers and partners on the timing of payments and deliveries of commitments, taking into account business conditions. Some cloud service capacity may be reduced, terminated or sold to others by the CSPs, in which case the Company’s commitments will be reduced. The Company expects to utilize the cloud service capacity in its operations or assign the capacity to third parties. These commitments were made under noncancellable purchase orders and contractual obligations requiring minimum commitments for which cancellation would lead to significant penalties.
Total future commitments as of March 28, 2026 were as follows (in millions):

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
Unconditional commitments	$18,342	$2,721	$1,934	$1,930	$727	$8	$25,662
The Company has also entered into data center and other real estate leases that have not yet commenced. As of March 28, 2026, these leases have aggregate future payments of $4.4 billion and have lease terms of 7 to 10 years. These leases are expected to commence beginning in the second quarter of fiscal year 2026.
Contingencies
During the quarter ended March 28, 2026, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 11 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions, except per share amounts)
Numerator
Income from continuing operations	$1,372	$709
Income from discontinued operations	11	—
Net income	$1,383	$709

Denominator
Basic weighted average shares	1,631	1,620
Potentially dilutive shares from employee equity plans	19	6
Diluted weighted average shares	1,650	1,626

Earnings per share:
Basic earnings from continuing operations	$0.84	$0.44
Basic earnings from discontinued operations	0.01	—
Basic earnings per share	$0.85	$0.44

Diluted earnings from continuing operations	$0.83	$0.44
Diluted earnings from discontinued operations	0.01	—
Diluted earnings per share	$0.84	$0.44
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented.
NOTE 12 – Common Stock and Stock-based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Balance, beginning of period	1,630	1,622
Common stock issued under employee equity plans	2	1
Common stock repurchases for tax withholding on equity awards	(1)	—
Repurchases of common stock	(1)	(7)
Balance, end of period	1,630	1,616

Stock Repurchase Program
The Company has a stock repurchase program (Repurchase Program) with total repurchase authority of $14 billion. During the three months ended March 28, 2026, the Company repurchased 1.1 million shares of its common stock under the Repurchase Program for $221 million. The repurchased amounts do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022. As of March 28, 2026, $9.2 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Warrants
In October 2025 and February 2026, the Company issued warrants to OpenAI OpCo, LLC (OpenAI) and Meta Platforms, Inc. (Meta) (the OpenAI Warrant and the Meta Warrant, respectively). Each warrant provides the holder the right to purchase up to an aggregate of 160 million shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants vest in tranches based on AMD Instinct GPU purchase milestones achieved by OpenAI, Meta, their affiliates, or indirectly through authorized third parties, and achievement of specified Company stock price targets. The vesting of the OpenAI Warrant also includes the achievement of stock‑performance thresholds. Each vested tranche is further subject to the fulfillment of certain other technical and commercial conditions prior to exercisability. Subject to the terms of the warrants, the OpenAI Warrant is exercisable through October 5, 2030 and the Meta Warrant is exercisable through February 23, 2031. As of March 28, 2026, and as of December 27, 2025 with respect to the OpenAI Warrant only, none of the warrant shares had vested or become exercisable. Accordingly, the warrants did not have an impact on the Company’s financial statements for the periods ended March 28, 2026 and, with respect to the OpenAI Warrant only, December 27, 2025. The Company will account for the warrants as a liability until certain conditions for equity classification are satisfied.
Stock-based Compensation
Stock-based compensation expense recorded in the Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Cost of sales	$8	$5
Research and development	387	282
Marketing, general and administrative	92	77
Total	$487	$364
NOTE 13 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.
Continuing Operations
For the three months ended March 28, 2026, the Company recorded an income tax provision from continuing operations of $238 million representing an effective tax rate of 14.8%. The difference between the U.S. federal statutory tax rate of 21% and the Company’s estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived deduction eligible income (FDDEI), formerly FDII, and research and development (R&D) tax credits.
For the three months ended March 29, 2025, the Company recorded an income tax provision from continuing operations of $123 million representing an effective tax rate of 14.8%. The difference between the U.S. federal statutory tax rate of 21% and the Company's estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings.

As of March 28, 2026 and December 27, 2025, the Company had long-term income tax liabilities related to unrecognized tax benefits, which included interest and penalties, of $833 million and $806 million, respectively, recorded under Other long-term liabilities in the Company’s Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; the expectation that international sales will continue to be a significant portion of total sales in the foreseeable future; the expectation that AMD’s cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and our commercial paper program will be sufficient to fund AMD’s operations, capital expenditures, commitments and strategic activities over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operations or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; the expectation that revenue allocated to remaining performance obligations that are unsatisfied will be recognized in the next 12 months; that a small number of customers will continue to account for a substantial part of AMD’s revenue and receivables in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as AI; AMD’s expectation to utilize the cloud service capacity in its operations or assign the capacity; AMD’s ability to achieve its corporate responsibility initiatives; compliance costs associated with new or developing sustainability laws and requirements; expected future AI technology trends and developments; the expected benefits of AMD’s acquisitions; the extent of impact of export restrictions imposed by the U.S. on our business; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of December 27, 2025 and December 28, 2024, and for each of the three years for the period ended December 27, 2025 as filed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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
•CPUs, APUs, chipsets for desktops and notebooks, discrete GPUs, semi-custom SoC products and development services; and
•embedded CPUs, APUs, FPGAs, System on Modules (SOMs), and adaptive SoC products.
From time to time, we may also sell or license portions of our intellectual property (IP) portfolio.
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “we”, “us,” “our”, “AMD” or the “Company”), including a discussion of our results of operations for the three months ended March 28, 2026 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended March 28, 2026 was $10.3 billion, a 38% increase compared to the prior year period. The increase in net revenue was driven by an increase in Data Center segment revenue primarily driven by strong demand for our 5th generation AMD EPYC™ processors and AMD Instinct™ MI350 Series GPUs, an increase in Client and Gaming segment revenue, primarily driven by strong demand for our AMD Ryzen™ processors and an increase in Embedded segment revenue as certain end market demand increased.
Gross margin for the three months ended March 28, 2026 was 53% compared to gross margin of 50% for the prior year period, a 3% increase primarily driven by a favorable product mix, including higher Data Center segment revenue.
Operating income for the three months ended March 28, 2026 was $1.5 billion compared to operating income of $806 million for the prior year period. The increase in operating income was due to higher gross profit, partially offset by higher operating expenses. Net income for the three months ended March 28, 2026 was $1.4 billion compared to net income of $709 million for the prior year period. The increase in net income was primarily driven by higher operating income.
As of March 28, 2026, our cash, cash equivalents and short-term investments were $12.3 billion compared to $10.6 billion as of December 27, 2025. During the three months ended March 28, 2026, we generated $3.0 billion of cash from operating activities and we returned $221 million to stockholders through the repurchase of common stock under our stock repurchase program (Repurchase Program).
In February 2026, we amended a master purchase agreement with Meta Platforms, Inc. (Meta) and Meta agreed to deploy up to 6 gigawatts of AMD GPUs, with the first gigawatt of capacity powered by custom AMD Instinct MI450-based GPU and 6th Gen AMD EPYC™ CPUs. Concurrent with the agreement, we issued to Meta a warrant to purchase up to 160 million shares of AMD’s common stock at an exercise price of $0.01 per share. The warrant will vest in tranches based on AMD Instinct GPU purchase milestones by Meta, or its affiliates, or indirectly through authorized third parties and achievement of specified AMD stock price targets. Each vested tranche is further subject to the fulfillment of certain other technical and commercial conditions by Meta prior to exercisability. The warrant is exercisable through February 23, 2031. As of March 28, 2026, none of the warrant shares had vested or become exercisable, and the warrant had no impact on our Condensed Consolidated Financial Statements for the three months then ended.
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
There have been no significant changes for the three months ended March 28, 2026 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.
Results of Continuing Operations
Each of the Client and Gaming businesses do not qualify as a separate reportable operating segment, however, we continue to separately disclose revenues for each business. Our operating results tend to vary seasonally. Historically, our net revenue has been generally higher in the second half of the year than in the first half of the year, although market conditions and product transitions could impact this trend.
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Net revenue:
Data Center	$5,775	$3,674
Client and Gaming
Client	$2,885	$2,294
Gaming	720	647
Total Client and Gaming	3,605	2,941
Embedded	873	823
Total net revenue	$10,253	$7,438

Cost of sales and operating expenses:
Data Center	$4,176	$2,742
Client and Gaming	3,030	2,445
Embedded	535	495
All other	1,036	950
Total cost of sales and operating expenses	$8,777	$6,632

Operating income (loss):
Data Center	$1,599	$932
Client and Gaming	575	496
Embedded	338	328
All other	(1,036)	(950)
Total operating income	$1,476	$806

Data Center
Data Center net revenue of $5.8 billion for the three months ended March 28, 2026 increased by 57%, compared to net revenue of $3.7 billion for the prior year period. The increase was primarily driven by strong demand for our 5th generation AMD EPYC™ processors and AMD Instinct™ MI350 Series GPUs.
Data Center operating income was $1.6 billion for the three months ended March 28, 2026, compared to operating income of $932 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher cost of sales and operating expenses.
Client and Gaming
Client and Gaming net revenue of $3.6 billion for the three months ended March 28, 2026 increased by 23%, compared to net revenue of $2.9 billion for the prior year period.
Client net revenue of $2.9 billion for the three months ended March 28, 2026 increased by 26% compared to net revenue of $2.3 billion for the prior year period, primarily driven by a 25% increase in unit shipments and a 1% increase in average selling price primarily of AMD Ryzen mobile processors.
Gaming net revenue of $720 million for the three months ended March 28, 2026 increased by 11% compared to net revenue of $647 million for the prior year period, primarily driven by higher demand of our RadeonTM GPUs partially offset by lower semi-custom revenue.
Client and Gaming operating income was $575 million for the three months ended March 28, 2026, compared to operating income of $496 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher cost of sales and operating expenses.
Embedded
Embedded net revenue of $873 million for the three months ended March 28, 2026 increased by 6%, compared to net revenue of $823 million for the prior year period. Net revenue increased as demand strengthened across several end markets.
Embedded operating income was $338 million for the three months ended March 28, 2026, compared to operating income of $328 million for the prior year period. The increase in operating income was primarily driven by higher revenue, partially offset by higher cost of sales and operating expenses.
All Other
All Other operating loss of $1.0 billion for the three months ended March 28, 2026 primarily consisted of $551 million of amortization of acquisition-related intangibles and $487 million of stock-based compensation expense. All Other operating loss of $950 million for the three months ended March 29, 2025 primarily consisted of $567 million of amortization of acquisition-related intangibles and $364 million of stock-based compensation expense.
International Sales
International sales as a percentage of net revenue were 74% and 66% for the three months ended March 28, 2026 and March 29, 2025, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Gross Margin and Expenses
The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended
	March 28, 2026	March 29, 2025
	In millions, except percentages
Net revenue	$10,253	$7,438
Cost of sales	4,576	3,451
Amortization of acquisition-related intangibles	261	251
Gross profit	5,416	3,736
Gross margin	53%	50%
Research and development	2,397	1,728
Marketing, general and administrative	1,253	886
Amortization of acquisition-related intangibles	290	316
Interest expense	(37)	(20)
Other income (expense), net	165	39
Income tax provision	238	123
Income from discontinued operations, net of tax	11	—
Gross Margin
Gross margin was 53% and 50% for the three months ended March 28, 2026 and March 29, 2025, respectively. The increase in gross margin was primarily due to a favorable product mix, including higher Data Center segment revenue.
Expenses
Research and Development Expenses
Research and development expenses of $2.4 billion for the three months ended March 28, 2026 increased by $669 million, or 39%, compared to $1.7 billion for the prior year period. The increase was due to higher employee-related costs from an increase in headcount in support of our continued focus on our AI strategy and long-term growth opportunities.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses of $1.3 billion for the three months ended March 28, 2026 increased by $367 million, or 41%, compared to $886 million for the prior year period. The increase was primarily due to an increase in go‑to‑market activities to support our revenue growth.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $551 million for the three months ended March 28, 2026 decreased by $16 million, or 3%, compared to $567 million for the prior year period. The decrease was primarily due to certain acquisition-related intangibles that were fully amortized in the prior fiscal year.
Interest Expense
Interest expense for the three months ended March 28, 2026 and March 29, 2025 was $37 million and $20 million, respectively. The increase was due to the issuance of $1.5 billion in aggregate principal amount of 4.212% Notes and 4.319% Notes on March 24, 2025.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income from short-term investments, changes in valuation of long-term investments, and foreign currency transaction gains and losses.

Other income (expense), net for the three months ended March 28, 2026 was $165 million, an increase of $126 million, or 323%, compared to $39 million for the prior year period. The increase was primarily due to unrealized gains from long-term investments and interest income from short-term investments.
Income Taxes
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three months ended March 28, 2026, we recorded an income tax provision from continuing operations of $238 million representing an effective tax rate of 14.8%. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived deduction eligible income (FDDEI), formerly FDII, and research and development (R&D) tax credits.
For the three months ended March 29, 2025, we recorded an income tax provision from continuing operations of $123 million representing an effective tax rate of 14.8%. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived intangible income (FDII) and research and development (R&D) tax credits, partially offset by the tax rate detriment from foreign earnings.

Results of Discontinued Operations
Net income from discontinued operations for the three months ended March 28, 2026 of $11 million included measurement period adjustments related to the ZT Systems acquisition and post-close adjustments related to the sale of the ZT Manufacturing business.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of March 28, 2026 and December 27, 2025, our cash, cash equivalents and short-term investments were $12.3 billion and $10.6 billion, respectively.
Our operating, investing and financing activities for the three months ended March 28, 2026 compared to the prior year period are as described below:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(In millions)
Net cash provided by (used in):
Operating activities of continuing operations	$2,955	$939
Investing activities of continuing operations	(2,565)	(357)
Financing activities of continuing operations	(350)	1,666
Net increase in cash, cash equivalents and restricted cash	$40	$2,248
As of March 28, 2026 and December 27, 2025, our aggregate principal short-term and long-term debt obligations were $3.3 billion.
We have $3.0 billion available under an unsecured revolving credit facility that expires on April 29, 2027. No funds were drawn from this credit facility during the three months ended March 28, 2026.
We also have a commercial paper program to issue unsecured commercial paper notes up to a maximum principal amount outstanding, at any time, of $3.0 billion, with a maturity of up to 397 days from the date of issue. We had no commercial paper outstanding as of March 28, 2026.

As of March 28, 2026, we had unconditional commitments of approximately $25.7 billion, of which $18.3 billion are for the remainder of fiscal year 2026. Our contractual obligations and purchase commitments relate primarily to our obligations to purchase wafers, substrates and components from third parties and future payments related to multi-year cloud service provider arrangements, and certain software and technology licenses. We work continually with our suppliers and partners on the timing of payments and deliveries of purchase commitments, taking into account business conditions. We also have commitments for leases that have commenced for approximately $805 million and leases that have not yet commenced for $4.4 billion. In addition, as of March 28, 2026, we provided lease guarantees with maximum potential amount of future payments of $4.1 billion. For additional information on lease guarantees and commitments, refer to Notes 8 and 10 of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).
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
Net cash provided by operating activities of continuing operations was $3.0 billion in the three months ended March 28, 2026, primarily due to our net income of $1.4 billion, adjusted for non-cash and non-operating charges of $1.1 billion and net cash inflows of $456 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $713 million increase in accrued and other liabilities driven primarily by higher customer-related accruals and a $280 million reduction in accounts receivable driven primarily by customer payments, partially offset by a $308 million increase in prepaid expenses and other assets primarily by prepayments of supply agreements.
Net cash provided by operating activities was $939 million in the three months ended March 29, 2025, primarily due to our net income of $709 million, adjusted for non-cash and non-operating charges of $1.0 billion and net cash outflows of $700 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities were a $748 million decrease in accounts receivable due to customer payments, and a $682 million increase in inventory primarily to support the continued ramp of Data Center products in advanced process technology nodes.
Investing Activities
Net cash used in investing activities of continuing operations was $2.6 billion for the three months ended March 28, 2026, which primarily consisted of purchases of short-term investments of $2.5 billion, purchases of property and equipment of $389 million, and purchases of long-term investments of $409 million, partially offset by $778 million of proceeds from the maturity and sale of short-term investments.
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
Financing Activities
Net cash used in financing activities of continuing operations was $350 million for the three months ended March 28, 2026, which primarily consisted of stock repurchases of $221 million and stock repurchases for tax withholding on employee equity plans of $134 million.
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

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.
There have not been any material changes in interest rate risk, default risk or foreign exchange risk since December 27, 2025.

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
As of March 28, 2026, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting for the three months ended March 28, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a discussion of our legal proceedings, refer to Note 10—Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).
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
•We may be required to satisfy financial obligations under guarantees, leases and other commercial commitments.
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
Competition is expected to remain intense, driven by rapid technological change, evolving standards, shifting customer preferences, product obsolescence, and frequent product launches from both established and new competitors. Some of our competitors may possess stronger market positions, larger customer bases, more design wins, and greater financial, sales, marketing, and distribution resources than us. As a result, they may be able to acquire market share or limit our ability to do so, more effectively capitalize on new market opportunities, and transition their products more efficiently than we can. Some competitors are pursuing alternative computing architectures, such as Arm, which could grow the Arm ecosystem and increase competition in consumer, commercial and data center, reducing demand for our products. Additionally, we may encounter competition from customers who internally develop products to support similar AI workloads to those supported by ours, or as AI continues to advance and be integrated into the markets in which we compete.
Our competitors may use their market position and financial resources to market and price their products in a way to dissuade customers from purchasing from us. For example, Intel Corporation (Intel) uses its microprocessor market position to price its products aggressively and target our customers and channel partners with special incentives. These aggressive activities have reduced and may reduce our unit sales and average selling prices for many of our products, adversely affecting our business. Similarly, Nvidia Corporation (Nvidia) leverages its market position in data center GPU, financial resources, and proprietary software ecosystem to promote its systems and influences customers who do business with us. Our competitors’ business practices, including allocation strategies, pricing actions, product mix and introduction schedules, licensing terms, marketing arrangements, product bundling strategies, lack of software interoperability and business acquisitions and investments can limit customers’ ability to choose alternative products, including ours. This may limit our market share and decrease our margins and profitability, which may have a material adverse effect on our business.
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
Our Embedded segment primarily includes embedded CPUs, APUs, FPGAs, System on Modules (SOMs) and adaptive SoC products some of which are subject to macroeconomic trends, geopolitical volatility and volatile business conditions. To the extent our embedded customers are faced with higher inventory levels, they may choose to draw down their existing inventory and order less of our products.
The success of our business depends on our ability to introduce products on a timely basis with features and performance levels that provide value to our customers while supporting and coinciding with significant industry transitions.
Our success depends to a significant extent on the development, qualification, implementation and acceptance of new product designs and improvements that provide value to our customers. Our ability to identify industry changes, and adapt our strategy to develop, qualify and distribute, and have manufactured, new products and related technologies to meet evolving industry trends and requirements, at prices acceptable to our customers and on a timely basis, are significant factors in determining our competitiveness in our target markets. We cannot assure you that we will be able to meet the evolving needs of industry changes or that our efforts to execute our product roadmap will result in innovative products and technologies that provide value to our customers. If we fail to or are delayed in identifying, developing, qualifying or shipping new products or technologies that provide value to our customers and address these new trends, or if we fail to predict which new form factors, product features preferences or requirements consumers will adopt and adapt our business accordingly, we may lose out on design wins and lose competitive positioning, which could cause us to lose market share.

Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. Failure to successfully develop increasingly advanced technologies, including our portfolio of hardware products and software tools, or monetize our products, could impact our revenue and we may incur unanticipated liabilities. We cannot be certain that our ongoing investments in new products and technologies will be successful and will result in adoption of these product offerings at the expected rate or pace or at all. For example, as part of our pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable and pervasive AI solutions. We are actively building AI capabilities into our products, but there can be no assurance about the rate and pace of adoption of such product offerings. In our Data Center segment, we offer products that are optimized for generative AI applications and we have experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications as both the near-term and long-term trajectory of such generative AI solutions is unknown. If we fail to develop and timely offer or deploy such products and technologies, keep pace with the product offerings of our competitors, or adapt to unexpected changes in industry standards or disruptive technological innovation, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. If we are unable to execute on new products or business strategies, we may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.
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
Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. We also face the risk that current or former employees, consultants or contractors may misappropriate our trade secrets or other proprietary information, including through employment with competitors. Despite our use of confidentiality and nondisclosure agreements, we may be unable to prevent the unauthorized disclosure or use of our trade secrets and proprietary know-how, which could harm our competitive position.

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

Other risks associated with our dependence on third-party manufacturers include limited control over delivery schedules, yield, cycle times, quality assurance, price increases, lack of capacity in periods of excess demand, misappropriation of our intellectual property, dependence on several subcontractors, and limited ability to manage inventory and parts. Moreover, if any of our third-party manufacturers (or their subcontractors) suffer any damage to facilities, lose benefits under material agreements, experience power outages, water shortages, or high heat events, lack sufficient capacity to manufacture our products, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers, suffer any other disruption or reduction in efficiency, or experience uncertain environmental, social, atmospheric or natural, economic or political circumstances or conditions, we may encounter supply delays or disruptions. For example, in 2024, we experienced some inventory loss due to an incident at a contract manufacturer. If we are unable to secure sufficient or reliable supply of products, our ability to meet customer demand may be adversely affected and this could materially affect our business.
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

We also depend on a limited number of suppliers to provide the majority of certain types of IC packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of suppliers. For example, there is currently an industry-wide memory shortage as the demand for such components has outpaced supply. The price of memory has also increased as a result of the shortage. If we are unable to procure a stable supply of memory, equipment, materials or substrates of acceptable quality on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in memory, equipment, materials or substrate supply or an increase in production costs, which could have a material adverse effect on our business. Since some of the equipment and materials that we and our third-party manufacturers purchase are complex, it is sometimes difficult to substitute one equipment or materials supplier for another. Certain of our products will be deployed as part of integrated, rack-scale systems that include numerous third-party rack-level components and require rack integration and qualification. As a result, even if we are able to manufacture and deliver our products on time, if these other components necessary for the rack-scale systems are not available from third parties due to supply constraints or availability issues, our and our customers’ ability to build, deploy or expand such rack-scale systems could be delayed or reduced. Such constraints could reduce demand for, or delay shipments of our products, negatively affect our customer relationships and could materially adversely affect our business, financial condition and results of operations. We have entered and may continue to enter into long-term purchase commitments and prepayment arrangements with some of our suppliers. If the delivery of such supply is delayed or does not occur for any reason, it could materially impact our ability to procure and process the required volume of supply to meet customer demand. Conversely, if we overestimate our customer demand or experience a decrease in customer demand, either because customers cancel orders or choose to purchase from our competitors, it could result in excess inventory and an increase in our production costs, particularly since we have prepayment arrangements with certain suppliers. Our ability to accurately estimate customer demand has become more challenging due to the increasing complexity of our business. We also continue to enter long-term purchase commitments in advance of demand. As a result, these risks have increased as our purchase obligations and prepayments have grown and could increase further if such obligations represent a larger portion of our total supply in the future. If we are unable to accurately estimate customer demand, it may negatively impact our business, financial condition and results of operations.
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
Semiconductor manufacturing yields are a result of product design, process technology and packaging technology, which is typically proprietary to the manufacturer, and low yields can result from design failures, packaging technology failures, process technology failures or a combination of some or all of these. Our third-party manufacturers are responsible for the process technologies used to fabricate silicon wafers. If our third-party manufacturers experience manufacturing inefficiencies or encounter disruptions, errors or difficulties during production, we may fail to achieve acceptable yields or we may experience product delivery delays. We cannot be certain that our third-party manufacturers will be able to develop, expand, obtain or successfully implement leading-edge manufacturing process or packaging technologies needed to manufacture future generations of our products profitably or on a timely basis or that our competitors will not develop new technologies, products or processes earlier. Moreover, during periods when our third-party manufacturers are implementing new process or packaging technologies, their manufacturing facilities may not be fully productive. A substantial delay in the technology transitions to smaller process technologies could have a material adverse effect on us, particularly if our competitors transition to more cost effective technologies before us. For example, we focus our 7 nm and lower product microprocessor and GPU portfolio on TSMC’s processes. If TSMC is not able to manufacture wafers for our products at 7 nm or smaller nodes in sufficient quantities to meet customer demand, it could have a material adverse effect on our business. Moreover, we rely on TSMC, UMC and our other foundries to produce wafers with competitive performance attributes for our IC products. Therefore, the foundries, particularly TSMC which manufactures our newest IC products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner.
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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. As product complexity has increased, manufacturing lead times have extended and longer production cycles, combined with short product cycles, increase the risk that customer demand for products may change between wafer order and finished good availability, which could result in significant mismatches between supply and demand. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and have an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products.
In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to China (including Hong Kong and Macau) and D5 countries, or to companies headquartered in or with an ultimate parent located in such countries. This restriction impacts our AMD Instinct™ MI308 products. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers and we began shipping products at the end of fiscal 2025. As a result of the restriction, we incurred approximately $440 million of net inventory and related charges in 2025. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. As such, our revenues and results of operations could be negatively affected. In February 2026, the U.S. government granted us some export licenses authorizing us to ship our AMD Instinct MI325 products to certain China-based customers. We do not yet know whether any imports of MI325 products will be allowed into China. Any MI325 products shipped to China are required by the terms of the licenses to first undergo an inspection process in the United States. As a result, any MI325 shipped under the licenses will be subject to a 25% tariff upon importation into the United States for the inspection.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g., BIOS, operating systems, drivers, AI models or tools), memory and other components that we use to design, support and sell, and our customers utilize to support and/or use our product offerings. We also rely on our AIB partners to support our products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with Intel microprocessors. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software, memory and other components cease or reduce their design, quality, importation, manufacture or production of current or future products that are based on, utilized in, or support our products, or laws are adopted that result in the same, our business could be materially adversely affected.
Certain of our products will be deployed as part of integrated, rack-scale systems that include numerous third-party rack-level components and require rack integration and qualification. As a result, even if we are able to manufacture and deliver our products on time, if these other components necessary for the rack-scale systems are not available from third parties due to supply constraints or availability issues, our and our customers’ ability to build, deploy or expand such rack-scale systems could be delayed or reduced. Such constraints could reduce demand for, or delay shipments of our products, negatively affect our customer relationships and could materially adversely affect our business, financial condition and results of operations.
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
We are subject to complex and evolving U.S. and international laws, including export controls, trade restrictions, and national‑security‑based regulations, which may restrict or prohibit the design, manufacture, sale, distribution, or use of our products. Certain prohibitions may apply based on ownership, control, or jurisdictional nexus rather than manufacturing location. Compliance with evolving regulations, particularly those related to China or Russia, may require product redesigns, impose customer or transaction limitations, require supply chain restructuring, or increase compliance costs, and could materially adversely affect our business, revenue and results of operations.
The Export Administration Regulations (EAR) administered by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce, restricts the export of certain products and technologies to certain countries, including China, Russia, and Belarus, among others. These restrictions may limit our ability to sell certain products or technologies in these markets or to certain customers.
Evolving U.S. government policy toward semiconductor exports, particularly in the context of national security and foreign policy priorities could adversely affect our business. In October 2023, the Bureau of Industry and Security (BIS) of the United States Department of Commerce issued requirements for the export of certain advanced computing items to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China (a D5 Country). These controls prevent us from shipping certain AMD Instinct™ integrated circuits and certain AMD Versal™ FPGAs to China, or to customers outside of the United States who are headquartered in—or whose ultimate parent is headquartered in—a D5 Country, without a license. BIS may not timely update performance-based licensing thresholds in the 2023 export requirements and/or may issue new licensing requirements and regulatory controls in the future. Accordingly, there is a risk that new products which exceed current licensing thresholds, or even those below current licensing thresholds, may not succeed because BIS could determine they are subject to licensing requirements. U.S. export restrictions on semiconductors and semiconductor technology to China and Chinese customers negatively impact our ability to sell to customers in China and make it easier for our China-based competitors to develop and sell their own solutions and reduce the need for our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to a D5 Country, and to companies headquartered in, or with an ultimate parent located in such D5 Country. This restriction impacts our AMD Instinct™ MI308 products. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers and we began shipping products at the end of fiscal 2025. As a result of the restriction, we incurred approximately $440 million of net inventory and related charges in 2025. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. In August 2025, U.S. government officials expressed an expectation that the U.S. government will receive 15% of the revenue generated from licensed MI308 sales to China. However, to date, the U.S. government has not published a regulation establishing such requirement. Any request for a percentage of the revenue by the U.S. government could subject us to litigation, increase our costs and harm our competitive position and benefit competitors that are not subject to such arrangements. In February 2026, the U.S. government granted us some export licenses authorizing us to ship our AMD Instinct MI325 products to certain China-based customers. We do not yet know whether any imports of MI325 products will be allowed into China. Any MI325 products shipped to China are required by the terms of the licenses to first undergo an inspection process in the United States. As a result, any MI325 shipped under the licenses will be subject to a 25% tariff upon importation into the United States for the inspection.
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
The implementation or increase of any tariffs, trade protection measures or restrictions, or retaliatory actions from foreign governments could result in lost sales and adversely impact our reputation and business. The U.S. government has instituted or proposed changes in trade policies that include higher tariffs on imports into the U.S. and other government regulations affecting trade between the United States and other countries where we conduct our business. Such changes to U.S. trade policy have the potential to adversely impact the U.S. economy or sectors thereof and could significantly impact our business, in particular the import of products used in our business that are manufactured outside the U.S. Any retaliatory actions by affected countries and foreign governments could result in tariffs, trade protection measures or other restrictions imposed on our current and future products. Our customers’ costs of doing business may increase or their sales may be negatively affected. As such, customer demand for our products may decline, which could adversely impact our ability to generate revenue and result in inventory impairment changes. For instance, tariffs on hardware required for data centers could raise costs for our customers, potentially causing them to delay or cancel AI infrastructure investments. Further, to the extent that the United States, China or other countries seek to promote products that are produced domestically or reduce their dependence on products from another country, they may implement regulations or policies that may materially impact our business.
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

Our income tax expense is computed based on tax rates enacted at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. Many countries have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely “Pillar One” and “Pillar Two”). In January 2026, the OECD released a "side-by-side" package introducing new safe harbors and providing an exemption for U.S.-based multinational companies from parts of the global minimum tax framework. This guidance is intended to simplify compliance with a permanent simplified Effective Tax Rate safe harbor, a one-year extension of the transitional Country-by-Country Reporting safe harbor and reinforce the role of Qualified Domestic Minimum Top-up Taxes (QDMTT). While these rules are generally favorable to the Company, the related guidance must be adopted by the relevant jurisdictions before it is considered enacted for financial accounting purposes, and the timing, scope and manner of adoption may vary by country. We continue to monitor legislative and administrative developments in the jurisdictions in which we operate, including the impact on our effective tax rate and cash taxes.
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
From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 10 — Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.

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
New emerging technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. Given the complexity and rapid development of AI, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. For example, the EU AI Act was adopted in 2024 and its implementation will be phased in over the next few years. In other jurisdictions, similar legislation is being considered. Such laws and regulations may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with them. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase costs and burdens to us and our customers, delay or halt deployment of new systems using our products, reduce the number for entrants and customers and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations. Governments are also considering the new issues in intellectual property law that AI creates, which could result in different intellectual property rights in technology we create with AI and development processes and procedures and could have a material adverse effect on our business. Moreover, as we expand our system-level offerings, we become subject to increasing regulatory obligations and a greater reliance on third-party design partners, which exposes us to additional regulatory and compliance risks. Any failure to comply with applicable requirements could result in litigation, fines, loss of market opportunities or damage to our reputation.

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
We may be required to satisfy financial obligations under guarantees, leases and other commercial commitments.

From time to time, we enter into commercial arrangements such as long-term capacity purchase agreements, financial guarantees and leases to support customers’ or commercial partners’ infrastructure development. These arrangements may increase our exposure to counterparty risk, such as their inability to secure the necessary capital or financing, delays in project execution and downturns in their business, including insolvency. If we are required to satisfy our financial obligations under these commercial arrangements, our business, operating results, and financial condition may be adversely affected. Additionally, we may commit to specified levels of cloud service capacity based on anticipated internal usage or our ability to allocate or assign such capacity. If we are unable to fully utilize or offload that capacity as expected, we could have excess capacity, increased costs or reduced operational flexibility, which could materially adversely affect our business.
Merger, Acquisition, Divestiture, and Integration Risks
Acquisitions, joint ventures, and/or investments, and the failure to integrate acquired businesses, may fail to materialize their anticipated benefits and could disrupt our business, which could adversely affect our results of operations and financial condition.
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
We account for certain acquisitions using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with AMD as the accounting acquirer. We record assets acquired, including identifiable intangible assets, and liabilities assumed, at their respective fair values at the acquisition date. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. These acquisitions have resulted in recognition of significant goodwill and other intangible assets on our Consolidated Balance Sheets. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. All tangible and intangible assets including goodwill, are subject to impairment testing when events or changes in circumstances suggest that their carrying amounts may not be recoverable. Impairment testing particularly for goodwill requires significant judgment and assumptions in determining fair value. We monitor for any events or changes in circumstances that may be indicators of impairment, including but not limited to: significant adverse changes in business climate or operating results; changes in management’s business strategy; an inability to successfully introduce new products in the marketplace; an inability to successfully achieve internal forecasts; significant declines in our stock price; significant negative industry; or macroeconomic trends. A deterioration in the long-term economic outlook or expected future cash flows of our business could result in impairment charges, which may have a material adverse impact on our financial position and results of operations.

General Risks
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in the locations of Mainland China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 74% for the three months ended March 28, 2026. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; imposition of new and increased tariffs; worsening trade relationship between the United States and China (or other countries); volatile global economic conditions, including downturns or recessions in which some competitors may become more aggressive in their pricing practices; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in immigration law and regulations; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. Changes in the public perception of the U.S. government in the regions where we operate or plan to operate could also negatively impact our business and results of operations. Geopolitical tensions, such as the Ukraine-Russia, Venezuela and Middle East conflicts, could escalate and expand, which in turn could have negative impacts on the global economy and financial markets. Also, in addition to restrictions imposed by the United States or China on exports or imports from one another, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results.
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
We have an approved Repurchase Program that authorizes repurchases of up to $14 billion of our common stock. As of March 28, 2026, $9.2 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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
The following table provides information relating to our repurchase of common stock for the three months ended March 28, 2026:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
				(In millions)
Dec 28, 2025 to Jan 24, 2026	—	$—	—	$9,376
Jan 25, 2026 to Feb 21, 2026	119,427	$200.96	119,427	$9,352
Feb 22, 2026 to Mar 28, 2026	1,006,647	$195.68	1,006,647	$9,155
Total	1,126,074
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Equity Award Share Withholding
During the three months ended March 28, 2026, there were $121 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.6 million shares of common stock from employees in connection with such net share settlement at an average price of $205.25 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 28, 2026, the following directors and officers adopted, modified or terminated Rule 10b5-1 trading plans:

Name	Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares to be Sold (1)	Expiration Date
				Rule 10b5-1*	Non-Rule 10b5‑1**
Ava Hahn	Senior Vice President, General Counsel and Corporate Secretary	Adopt	March 13, 2026	X		6,919	March 12, 2027
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

 ITEM 6. EXHIBITS

2.1
Equity Purchase Agreement dated as of May 18, 2025, by and among Advanced Micro Devices, Inc., AMD Design, LLC, ZT Group Int’l, Inc. and Sanmina Corporation, filed as Exhibit 2.1 to AMD’s Current Report on Form 8-K dated May 18, 2025, is hereby incorporated by reference.

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

4.1
Warrant to Purchase Shares of Common Stock, dated February 23, 2026, between Advanced Micro Devices, Inc. and Meta Platforms, Inc., filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated February 23, 2026, is hereby incorporated by reference.

*10.1	Value Creation Performance-Based Restricted Stock Unit Grant Notice between Advanced Micro Devices, Inc. and Lisa T. Su, dated March 15, 2026.
10.2
Registration Rights Agreement, dated February 23, 2026, between Advanced Micro Devices, Inc. and Meta Platforms, Inc., filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated February 23, 2026, is hereby incorporated by reference.

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

ADVANCED MICRO DEVICES, INC.

May 5, 2026	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer