Form 10-Q
period 2026-06-27
ADVANCED MICRO DEVICES INC
filed 2026-08-05
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of July 29, 2026: 1,632,475,042

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In millions, except per share amounts)
Net revenue	$11,536	$7,685	$21,789	$15,123
Cost of sales	5,073	4,366	9,649	7,817
Amortization of acquisition-related intangibles	260	260	521	511
Total cost of sales	5,333	4,626	10,170	8,328
Gross profit	6,203	3,059	11,619	6,795

Research and development	2,528	1,894	4,925	3,622
Marketing, general and administrative	1,401	991	2,654	1,877
Amortization of acquisition-related intangibles	284	308	574	624
Total operating expenses	4,213	3,193	8,153	6,123
Operating income (loss)	1,990	(134)	3,466	672

Interest expense	(37)	(38)	(74)	(58)
Other income (expense), net	598	98	763	137
Income (loss) from continuing operations before income taxes and equity income	2,551	(74)	4,155	751

Income tax provision (benefit)	252	(834)	490	(711)
Equity income in investee	6	8	12	15
Income from continuing operations, net of tax	2,305	768	3,677	1,477
Income (loss) from discontinued operations, net of tax	(8)	104	3	104
Net income	$2,297	$872	$3,680	$1,581

Earnings per share
Basic earnings from continuing operations	$1.41	$0.47	$2.25	$0.91
Basic earnings (loss) from discontinued operations	(0.01)	0.07	0.01	0.07
Basic earnings per share	$1.40	$0.54	$2.26	$0.98

Diluted earnings from continuing operations	$1.39	$0.47	$2.22	$0.91
Diluted earnings (loss) from discontinued operations	(0.01)	0.07	—	0.06
Diluted earnings per share	$1.38	$0.54	$2.22	$0.97

Shares used in per share calculation
Basic	1,632	1,623	1,631	1,621
Diluted	1,659	1,630	1,655	1,628
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In millions)
Net income	$2,297	$872	$3,680	$1,581
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedges	(1)	50	(44)	76
Net change in unrealized gains (losses) on available-for-sale securities	(1)	—	(27)	3
Total comprehensive income	$2,295	$922	$3,609	$1,660
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 27, 2026	December 27, 2025
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,086	$5,539
Short-term investments	8,025	5,013
Accounts receivable, net	7,281	6,315
Inventories	8,468	7,920
Prepaid expenses and other current assets	2,662	2,160
Total current assets	31,522	26,947
Property and equipment, net	3,439	2,312
Goodwill	25,470	25,126
Acquisition-related intangibles, net	15,635	16,705
Deferred tax assets	494	384
Other non-current assets	7,904	5,452
Total assets	$84,464	$76,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,359	$2,929
Accrued liabilities	5,546	5,250
Current portion of long-term debt, net	875	874
Other current liabilities	301	402
Total current liabilities	12,081	9,455
Long-term debt, net	2,351	2,348
Long-term operating lease liabilities	1,050	625
Deferred tax liabilities	300	313
Other long-term liabilities	1,458	1,186
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 4,000; shares issued: 1,632 and 1,695; shares outstanding: 1,632 and 1,630	16	17
Additional paid-in capital	61,373	63,365
Treasury stock, at cost (shares held: — and 65)	—	(7,079)
Retained earnings	5,909	6,699
Accumulated other comprehensive loss	(74)	(3)
Total stockholders’ equity	67,224	62,999
Total liabilities and stockholders’ equity	$84,464	$76,926

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
	(In millions)
Cash flows from operating activities:
Net income	$3,680	$1,581
Income from discontinued operations, net of tax	(3)	(104)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427	364
Amortization of acquisition-related intangibles	1,095	1,135
Stock-based compensation	990	733
Gains from long-term investments, net	(549)	(36)
Deferred income taxes	(106)	(1,053)
Other	61	65
Changes in operating assets and liabilities:
Accounts receivable, net	(966)	1,078
Inventories	(548)	(943)
Prepaid expenses and other assets	(991)	(377)
Accounts payable	2,170	547
Accrued and other liabilities	61	(589)
Net cash provided by operating activities of continuing operations	5,321	2,401
Net cash provided by operating activities of discontinued operations	—	549
Net cash provided by operating activities	5,321	2,950
Cash flows from investing activities:
Purchases of property and equipment	(1,197)	(494)
Purchases of short-term investments	(4,555)	(796)
Proceeds from maturity of short-term investments	1,267	683
Proceeds from sale of short-term investments	286	48
Purchases of long-term investments	(844)	(358)
Acquisitions, net of cash acquired	(129)	(1,716)
Net cash used in investing activities of continuing operations	(5,172)	(2,633)
Purchases of property and equipment	—	(22)
Payment for working capital adjustment on divestiture	(243)	—
Net cash used in investing activities of discontinued operations	(243)	(22)
Net cash used in investing activities	(5,415)	(2,655)
Cash flows from financing activities:
Proceeds from debt and commercial paper issuance, net of issuance costs	—	2,441
Repayment of debt and commercial paper	—	(950)
Proceeds from sales of common stock through employee equity plans	205	159
Repurchases of common stock	(221)	(1,227)
Stock repurchases for tax withholding on employee equity plans	(341)	(76)
Other	(8)	—
Net cash provided by (used in) financing activities of continuing operations	(365)	347
Net increase (decrease) in cash, cash equivalents and restricted cash	(459)	642
Cash, cash equivalents and restricted cash at beginning of period	5,556	3,811
Cash, cash equivalents and restricted cash at end of period	$5,097	$4,453

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$777	$760
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$421	$333
Reissuance of treasury stock for acquisitions	$—	$860
Contingent consideration liability for acquisitions	$—	$361
Non-cash lease activities:
Operating lease right-of-use assets acquired by assuming related liabilities	$514	$231
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,086	$4,442
Restricted cash included in Prepaid expenses and other current assets	11	11
Cash, cash equivalents and restricted cash at end of period	$5,097	$4,453

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$17	$17	$17	$17
Retirement of treasury stock	(1)	—	(1)	—
Balance, end of period	$16	$17	$16	$17
Additional paid-in capital
Balance, beginning of period	$63,856	$61,730	$63,365	$61,362
Common stock issued under employee equity plans	199	157	203	161
Stock-based compensation	503	369	990	733
Reissuance of treasury stock	—	(28)	—	(28)
Retirement of treasury stock	(3,185)	—	(3,185)	—
Balance, end of period	$61,373	$62,228	$61,373	$62,228
Treasury stock
Balance, beginning of period	$(7,421)	$(6,899)	$(7,079)	$(6,106)
Repurchases of common stock	—	(480)	(221)	(1,236)
Common stock repurchases for tax withholding on employee equity plans	(234)	(44)	(355)	(81)
Reissuance of treasury stock	—	888	—	888
Retirement of treasury stock	7,655	—	7,655	—
Balance, end of period	$—	$(6,535)	$—	$(6,535)

Retained earnings:
Balance, beginning of period	$8,082	$3,073	$6,699	$2,364
Net income	2,297	872	3,680	1,581
Retirement of treasury stock	(4,470)	—	(4,470)	—
Balance, end of period	$5,909	$3,945	$5,909	$3,945

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(72)	$(40)	$(3)	$(69)
Other comprehensive income (loss)	(2)	50	(71)	79
Balance, end of period	$(74)	$10	$(74)	$10

Total stockholders' equity	$67,224	$59,665	$67,224	$59,665
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – The Company
Advanced Micro Devices, Inc. is a global semiconductor company. References herein to AMD or the Company mean Advanced Micro Devices, Inc. and its consolidated subsidiaries. AMD’s products include Artificial Intelligence (AI) accelerators, microprocessors (CPUs) and graphics processing units (GPUs), as standalone devices or as incorporated into accelerated processing units (APUs), data processing units (DPUs), AI Network Interface Cards (AI NICs), Field Programmable Gate Arrays (FPGAs), Adaptive System-on-Chip (SoC) products, chipsets, embedded processors, semi-custom SoC products, microprocessor and SoC development services and technology and System on Modules (SOMs). From time to time, the Company may also sell or license portions of its intellectual property (IP) portfolio.
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and six months ended June 27, 2026 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2026 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and six months ended June 27, 2026 and June 28, 2025 each consisted of 13 and 26 weeks, respectively.
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
Prior Period Reclassification. Certain amounts in prior period were reclassified to conform to current period presentation.
NOTE 3 – Supplemental Financial Statement Information

Inventories	June 27, 2026	December 27, 2025
	(In millions)
Raw materials	$946	$909
Work in process	5,265	4,768
Finished goods	2,257	2,243
Total inventories	$8,468	$7,920

Property and Equipment, net	June 27, 2026	December 27, 2025
	(In millions)
Land, building and leasehold improvements	$1,068	$967
Equipment	4,127	3,453
Construction in progress	1,148	508
Property and equipment, gross	6,343	4,928
Accumulated depreciation	(2,904)	(2,616)
Total property and equipment, net	$3,439	$2,312

Accrued Liabilities	June 27, 2026	December 27, 2025
	(In millions)
Customer-related liabilities	$1,359	$1,194
Accrued marketing programs	1,579	1,454
Accrued compensation and benefits	1,462	1,645
Other accrued expenses and liabilities	1,146	957
Total accrued liabilities	$5,546	$5,250
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied or partially unsatisfied include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development and engineering services, IP licensing, and product revenue. As of June 27, 2026, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $222 million, of which $144 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 4% of the Company’s revenue for the three and six months ended June 27, 2026, and 12% and 11% of the Company’s revenue for the three and six months ended June 28, 2025, respectively.
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

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In millions)
Net revenue:
Data Center	$6,718	$3,240	$12,493	$6,914
Client and Gaming
Client	3,062	2,499	5,947	4,793
Gaming	779	1,122	1,499	1,769
Total Client and Gaming	3,841	3,621	7,446	6,562
Embedded	977	824	1,850	1,647
Total net revenue	$11,536	$7,685	$21,789	$15,123

Cost of sales and operating expenses:
Data Center	$4,615	$3,395	$8,791	$6,137
Client and Gaming	3,259	2,854	6,289	5,299
Embedded	591	549	1,126	1,044
All other	1,081	1,021	2,117	1,971
Total cost of sales and operating expenses	$9,546	$7,819	$18,323	$14,451

Operating income (loss):
Data Center	$2,103	$(155)	$3,702	$777
Client and Gaming	582	767	1,157	1,263
Embedded	386	275	724	603
All other (1)	(1,081)	(1,021)	(2,117)	(1,971)
Total operating income (loss)	$1,990	$(134)	$3,466	$672

(1)
For the three and six months ended June 27, 2026, all other operating losses primarily included $544 million and $1.1 billion of amortization of acquisition-related intangibles, and $503 million and $990 million of stock-based compensation expense, respectively.

For the three and six months ended June 28, 2025, all other operating losses primarily included $568 million and $1.1 billion of amortization of acquisition-related intangibles, and $369 million and $733 million of stock-based compensation expense, respectively.

NOTE 5 – Acquisitions and Divestitures
ZT Systems Acquisition and ZT Manufacturing Business Divestiture
In March 2025, the Company completed the acquisition of ZT Group Int’l, Inc. (ZT Systems), a provider of AI and general-purpose compute infrastructure for hyperscale computing companies, for total purchase consideration of $4.4 billion, consisting of $3.2 billion in cash, $860 million in shares of AMD common stock and $361 million of contingent consideration. The contingent consideration was settled in October 2025 upon full satisfaction of the applicable contingencies. The acquisition supports the Company’s ability to deliver end-to-end AI solutions and accelerate the design and deployment of AMD-powered AI infrastructure at scale optimized for the cloud.
The Company retained select intellectual property and employees associated with the design operations, and the results of which are included in the Data Center segment within continuing operations and are not material. Goodwill, assigned to the Data Center reporting unit and primarily attributed to assembled workforce, is not deductible for income tax purposes. The data center infrastructure manufacturing business (ZT Manufacturing Business) was classified as held for sale upon acquisition and was divested in October 2025, and its results are presented as discontinued operations.
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
In October 2025, the Company completed the sale of the ZT Manufacturing Business to Sanmina Corporation (Sanmina) for $2.4 billion in cash, subject to certain purchase price adjustments and 1,151,052 shares of Sanmina common stock. Upon close of the sale, the Company received cash of $1.4 billion, net of cash divested and purchase price adjustments, and shares of Sanmina common stock valued at $154 million. During the three months ended June 27, 2026, the Company made a payment of $243 million related to customary post-closing net working capital adjustments, including adjustments resulting from measurement period adjustments related to the acquisition of ZT Systems.

The Company is also eligible to receive additional cash consideration of up to $450 million to the extent certain conditions are met following the close of the sale through 2028 (Earn-out). The Company applied the loss recovery approach, under which the difference between the fair value of the consideration received, excluding the Earn-out, and the carrying amount of the net assets disposed, is recognized as an earn-out receivable, to the extent it is probable of being received. As of June 27, 2026, the earn-out receivable of $348 million was recorded within Other non-current assets in the Company’s Consolidated Balance Sheets, and is subject to impairment assessment at the end of each reporting period prior to receipt of payment. The Company also entered into a Manufacturing Services Agreement with Sanmina with an initial term of five years.
Since the ZT Manufacturing Business was classified as held for sale upon acquisition and sold in October 2025, pro forma combined results were deemed immaterial and omitted.
Other Acquisitions
For the periods presented, the Company also completed acquisitions that were immaterial both individually and in aggregate.
NOTE 6 – Goodwill and Acquisition-related Intangibles, net
Goodwill
The following table summarizes Goodwill:

(in millions)	Data Center	Embedded	Client and Gaming	Total
December 27, 2025	$3,690	$21,072	$364	$25,126
Measurement period adjustments related to prior acquisitions	218	—	—	218
Current period acquisitions	126	—	—	126
June 27, 2026	$4,034	$21,072	$364	$25,470
Acquisition-related Intangibles, net
The following table summarizes Acquisition-related Intangibles Assets:

	June 27, 2026			December 27, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,624	$(4,082)	$9,542	$13,599	$(3,560)	$10,039
Customer relationships	12,324	(6,801)	5,523	12,324	(6,267)	6,057
Product trademarks	914	(344)	570	914	(305)	609
Total acquisition-related intangible assets, net	$26,862	$(11,227)	$15,635	$26,837	$(10,132)	$16,705
Acquisition-related intangible amortization expense was $544 million and $1.1 billion for the three and six months ended June 27, 2026, respectively. Acquisition-related intangible amortization expense was $568 million and $1.1 billion for the three and six months ended June 28, 2025, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of June 27, 2026, and assuming no subsequent impairment of the underlying assets, the estimated future annual amortization expense for acquisition-related intangibles is as follows:

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
	(In millions)
Future annual amortization	$1,062	$2,042	$1,929	$1,697	$1,457	$7,448	$15,635

NOTE 7 – Equity Method Investments
The Company has investments accounted for under the equity method, which are considered related parties. The carrying value of the Company’s investments accounted for under the equity method was $302 million and $176 million as of June 27, 2026 and December 27, 2025, respectively, and is recorded within Other non-current assets on the Company’s Consolidated Balance Sheets. The Company has no obligation to fund these investees.
The Company’s transactions with these related parties consist primarily of assembly, test, mark and packaging (ATMP) services provided in the ordinary course of business. Purchases from related parties during the three and six months ended June 27, 2026 were $594 million and $1.2 billion, respectively, and during the three and six months ended June 28, 2025 were $529 million and $1.0 billion, respectively. Amounts payable to related parties were $569 million and $408 million as of June 27, 2026 and December 27, 2025, respectively, and are recorded within Accounts payable on the Company’s Consolidated Balance Sheets. The Company also has a $100 million term loan receivable outstanding from one of the investees as of June 27, 2026 and December 27, 2025, bearing interest at a variable rate plus a margin payable quarterly and maturing in October 2026, recorded with related interest receivable within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.
Equity income from these investees, recorded in Equity income in investee on the Company’s Consolidated Statements of Operations, was not material for the three and six months ended June 27, 2026 and the three and six months ended June 28, 2025.
NOTE 8 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	June 27, 2026				December 27, 2025
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$752	$—	$—	$752	$620	$—	$—	$620
Corporate debt securities	—	1,049	—	1,049	—	1,869	—	1,869
U.S. government and agency securities	250	1,074	—	1,324	1,148	300	—	1,448
Non-U.S. government and agency securities	—	134	—	134	—	245	—	245
Time deposits and certificates of deposits	—	142	—	142	—	173	—	173
Short-term investments
Corporate debt securities	—	5,354	—	5,354	—	3,107	—	3,107
U.S. government and agency securities	1,333	1,113	—	2,446	901	718	—	1,619
Non-U.S. government and agency securities	—	119	—	119	—	256	—	256
Time deposits and certificates of deposits	—	86	—	86	—	10	—	10
Asset-backed and mortgage-backed securities	—	20	—	20	—	22	—	22
Other non-current assets
Long-term investments	1,194	—	26	1,220	198	—	202	400
Deferred compensation plan investments	312	—	—	312	257	—	—	257
Total assets measured at fair value	$3,841	$9,091	$26	$12,958	$3,124	$6,700	$202	$10,026

Long-term investments primarily consist of equity investments in previously non-marketable equity securities that became publicly traded during the second quarter of fiscal year 2026 and were reclassified to Level 1 upon the availability of quoted market prices. As of June 27, 2026, net unrealized gains from marketable equity securities were $425 million and were not material as of December 27, 2025.
As of June 27, 2026 and December 27, 2025, long-term investments include $1.1 billion and $178 million, respectively, of aggregate fair value of marketable equity securities which are subject to time-based contractual sale restrictions that expire through October 2028.
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
The following is a summary of cash equivalents and short-term investments:

	June 27, 2026				December 27, 2025
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Money market funds	$752	$—	$—	$752	$620	$—	$—	$620
Corporate debt securities	6,423	1	(21)	6,403	4,974	2	—	4,976
U.S. government and agency securities	3,778	—	(8)	3,770	3,065	2	—	3,067
Non-U.S. government and agency securities	253	—	—	253	501	—	—	501
Time deposits and certificates of deposits	228	—	—	228	183	—	—	183
Asset-backed and mortgage-backed securities	21	—	(1)	20	23	—	(1)	22
	$11,455	$1	$(30)	$11,426	$9,366	$4	$(1)	$9,369
As of June 27, 2026 and December 27, 2025, the Company did not have material available-for-sale debt securities which have been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of available-for-sale debt securities are as follows:

	June 27, 2026		December 27, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$6,679	$6,677	$6,528	$6,528
Due in 1 year through 5 years	4,004	3,978	2,195	2,199
Due in 5 years and later	20	19	23	22
	$10,703	$10,674	$8,746	$8,749
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s current and long-term debt are as follows:

	June 27, 2026		December 27, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$875	$876	$874	$879
Long-term debt	$2,351	$2,225	$2,348	$2,246

The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
Non-marketable equity securities and other instruments primarily include investments in privately held companies with technologies that are typically in early stages of research or development. These investments are recorded within Other non-current assets on the Consolidated Balance Sheets. Gains and losses are recorded in Other income (expense), net on the Consolidated Statements of Operations.
As of June 27, 2026 and December 27, 2025, the Company had long-term investments in non-marketable equity securities of $1.7 billion and $1.1 billion, respectively, which are recorded at estimated fair value based on observable events or adjustments from impairments.
As of June 27, 2026, non-marketable equity investments had cumulative gross unrealized gains of $118 million. The cumulative and gross unrealized losses and impairments were not material for the period ended June 27, 2026. Gross unrealized gains, impairment losses and gross unrealized losses were not material during the three and six months ended June 28, 2025.
Subsequent to June 27, 2026, the Company entered into investment commitments of up to $5.0 billion, subject to certain contingencies, which are expected to be made through fiscal year 2028.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of June 27, 2026 and December 27, 2025, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $3.2 billion and $2.3 billion, respectively. The fair value of these contracts, on a gross basis, was not material as of June 27, 2026 and December 27, 2025.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of June 27, 2026 and December 27, 2025, the notional value of these outstanding contracts was $1.6 billion and $1.1 billion, respectively. The fair value of these contracts, on a gross basis, was not material as of June 27, 2026 and December 27, 2025.
The cash flows associated with derivative instruments as cash flow hedging instruments are classified in the same category within the Consolidated Statement of Cash Flows as the cash flows of the related items.
Lease Guarantees
As of June 27, 2026, the Company had a maximum gross exposure of $4.1 billion from guarantees issued in connection with certain commercial partner data center lease obligations with terms up to 15 years. Guarantees typically become payable in the event of a commercial partner’s default and may be issued in exchange for warrants. The exposure decreases over time as contractual lease payments are made to the lessors. Guarantees are recorded as a credit derivative within Other long-term liabilities, with changes in fair value recorded within Other income (expense), net, and were not material to the financial statements.

NOTE 9 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s debt as of June 27, 2026 and December 27, 2025 consisted of the following:

	June 27, 2026	December 27, 2025
	(In millions)
4.212% Senior Notes Due 2026 (4.212% Notes)	$875	$875
4.319% Senior Notes Due 2028 (4.319% Notes)	625	625
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	3,250	3,250
Unamortized debt discount and issuance costs	(24)	(28)
Total debt (net)	3,226	3,222
Less: current portion of long-term debt and related unamortized debt issuance costs	(875)	(874)
Total long-term debt (net)	$2,351	$2,348
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
The Company may redeem some or all of the 2.375% Notes, 3.924% Notes and 4.393% Notes prior to March 1, 2030, March 1, 2032 and December 1, 2051, respectively, at a price equal to the greater of the present value of the principal amount and future interest through the maturity of the 2.375% Notes, 3.924% Notes or 4.393% Notes or 100% of the principal amount plus accrued and unpaid interest. Holders have the right to require the Company to repurchase all or a portion of the 3.924% Notes or 4.393% Notes in the event that the Company undergoes a change of control as defined in the indenture, at a repurchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, an event of default may result in the acceleration of the maturity of the 2.375% Notes, 3.924% Notes and 4.393% Notes.
As of June 27, 2026, the Company was in compliance with the covenants associated with its notes.

Revolving Credit Facility
In May 2026, the Company entered into a five-year, $5.0 billion unsecured revolving credit facility (the Revolving Facility), replacing its prior $3.0 billion revolving credit facility entered into in April 2022. Under the Revolving Facility, the Company can borrow, repay, and reborrow at any time prior to the earlier of the fifth anniversary of the Revolving Facility and termination of commitments. Up to $250 million of the Revolving Facility may be used for the issuance of letters of credit, which reduces the aggregate amount otherwise available for revolving loans. Borrowings under the Revolving Facility bear interest at variable market rates based on prevailing short‑term market benchmarks, plus an applicable margin based on the Company's credit ratings. The Revolving Facility also requires payment of customary fees, including a commitment fee on unused commitments. As of June 27, 2026, the Company was in compliance with the covenants under the Revolving Facility. As of June 27, 2026 and December 27, 2025, the Company had no outstanding balance under its Revolving Facility.
Commercial Paper
The Company has a commercial paper program under which it can issue unsecured commercial paper notes. In May 2026, the Company increased to $5.5 billion, from $3.0 billion, the maximum aggregate amount outstanding at any time of unsecured commercial paper notes which the Company may issue on a private placement basis under the commercial paper program. The Company can issue unsecured commercial paper notes at any time with maturities of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance. As of June 27, 2026 and December 27, 2025, the Company had no commercial paper outstanding.
NOTE 10 – Commitments and Contingencies
Commitments
The Company’s commitments primarily include obligations to purchase wafers, substrates and components from third parties, as well as commitments for multi-year cloud compute capacity arrangements with cloud service providers (CSP), software, and technology license agreements. The Company continually works with suppliers and partners on the timing of payments and deliveries of commitments, taking into account business conditions. Cloud compute capacity may be reduced, terminated or sold to others by the CSPs, in which case the Company’s commitments will be reduced. The Company expects to utilize the cloud compute capacity in its operations or assign the capacity to third parties. These commitments were made under noncancellable purchase orders and contractual obligations requiring minimum commitments for which cancellation would lead to significant penalties.
Total future commitments as of June 27, 2026 were as follows (in millions):

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
Unconditional commitments	$17,386	$5,474	$2,851	$2,528	$1,471	$566	$30,276
The Company has also entered into data center and other real estate leases that have not yet commenced. As of June 27, 2026, these leases have aggregate future payments of $4.5 billion and have lease terms of 6 to 11 years. These leases are expected to commence beginning in the second half of fiscal year 2026. Subsequent to June 27, 2026, the Company entered into long-term data center leases with aggregate future payments of $9.5 billion over lease terms of up to 16 years and these leases are expected to commence in 2027 and 2028.
Contingencies
During the quarter ended June 27, 2026, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 11 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In millions, except per share amounts)
Numerator
Income from continuing operations	$2,305	$768	$3,677	$1,477
Income (loss) from discontinued operations	(8)	104	3	104
Net income	$2,297	$872	$3,680	$1,581

Denominator
Basic weighted average shares	1,632	1,623	1,631	1,621
Potentially dilutive shares from employee equity plans	27	7	24	7
Diluted weighted average shares	1,659	1,630	1,655	1,628

Earnings per share:
Basic earnings from continuing operations	$1.41	$0.47	$2.25	$0.91
Basic earnings (loss) from discontinued operations	(0.01)	0.07	0.01	0.07
Basic earnings per share	$1.40	$0.54	$2.26	$0.98

Diluted earnings from continuing operations	$1.39	$0.47	$2.22	$0.91
Diluted earnings (loss) from discontinued operations	(0.01)	0.07	—	0.06
Diluted earnings per share	$1.38	$0.54	$2.22	$0.97
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented.
NOTE 12 – Common Stock and Stock-based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In millions)
Balance, beginning of period	1,630	1,616	1,630	1,622
Common stock issued under employee equity plans	3	3	4	4
Common stock repurchases for tax withholding on equity awards	(1)	—	(1)	—
Repurchases of common stock	—	(5)	(1)	(12)
Common stock issued in the acquisition of ZT Systems	—	8	—	8
Balance, end of period	1,632	1,622	1,632	1,622

Treasury Stock
During the three months ended June 27, 2026, the Company retired 66.9 million of treasury shares, which returned to the status of authorized but unissued shares. The excess of purchase price over par value was allocated between additional paid-in capital and retained earnings.
Stock Repurchase Program
The Company has a stock repurchase program (Repurchase Program) with total repurchase authority of $14 billion. During the six months ended June 27, 2026, the Company repurchased 1.1 million shares of its common stock under the Repurchase Program for $221 million. The repurchased amounts do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022. As of June 27, 2026, $9.2 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Warrants
In October 2025 and February 2026, the Company issued warrants to OpenAI OpCo, LLC (OpenAI) and Meta Platforms, Inc. (Meta), each entitling the holder the right to purchase up to 160 million shares of the Company’s common stock at an exercise price of $0.01 per share (the OpenAI Warrant and the Meta Warrant, respectively). The warrants vest in tranches based on specified AMD InstinctTM GPU purchase milestones by OpenAI, Meta, their affiliates, or indirectly through authorized third-parties and achievement of specified stock price targets. The vesting of the OpenAI Warrant is also subject to stock‑performance thresholds. Each vested tranche is further subject to additional technical and commercial conditions before becoming exercisable. The OpenAI Warrant and Meta Warrant is exercisable through October 5, 2030 and February 23, 2031, respectively. The warrants will be classified as liabilities until certain conditions for equity classification are met. As of June 27, 2026, no warrant shares had vested or become exercisable, and the warrants had no impact on the Condensed Consolidated Financial Statements for the three and six months ended June 27, 2026.
Stock-based Compensation
Stock-based compensation expense recorded in the Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In millions)
Cost of sales	$8	$6	$16	$11
Research and development	392	290	779	572
Marketing, general and administrative	103	73	195	150
Total	$503	$369	$990	$733
On May 13, 2026, the Company amended and restated its 2023 Equity Incentive Plan (the Plan), increasing the authorized shares for issuance under the Plan by 65 million to a total of 153 million shares of common stock. As of June 27, 2026, 107 million shares remain available for issuance under the Plan.
NOTE 13 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.

Continuing Operations
For the three and six months ended June 27, 2026, the Company recorded an income tax provision from continuing operations of $252 million and $490 million representing an effective tax rate of 9.8% and 11.8%, respectively. The difference between the U.S. federal statutory tax rate of 21% and the Company’s estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived deduction eligible income (FDDEI), and research and development (R&D) tax credits.
For the three and six months ended June 28, 2025, the Company recorded an income tax benefit from continuing operations of $834 million and $711 million representing an effective tax rate of 1,263.6% and (92.8)%, respectively. The tax benefit for the three and six months ended June 28, 2025 reflected a discrete tax benefit of $792 million and $781 million, respectively, primarily due to a tax benefit of $853 million related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the Internal Revenue Service (IRS) in April 2025, partially offset by other items, including deferred tax expense associated with the expected gain on the transfer of appreciated assets related to the acquisition of ZT Systems.
As of June 27, 2026 and December 27, 2025, the Company had long-term income tax liabilities related to unrecognized tax benefits, which included interest and penalties, of $873 million and $806 million, respectively, recorded under Other long-term liabilities in the Company’s Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; the expectation that international sales will continue to be a significant portion of total sales in the foreseeable future; the expectation that AMD’s cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and our commercial paper program will be sufficient to fund AMD’s operations, capital expenditures, commitments and strategic activities over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operations or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; the expectation that revenue allocated to remaining performance obligations that are unsatisfied will be recognized in the next 12 months; that a small number of customers will continue to account for a substantial part of AMD’s revenue and receivables in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as AI; AMD’s expectation to utilize the cloud service capacity in its operations or assign the capacity; AMD’s ability to achieve its corporate responsibility initiatives; compliance costs associated with new or developing sustainability laws and requirements; expected future AI technology trends, developments and growth; the expected benefits of AMD’s acquisitions; the extent of impact of export restrictions imposed by the U.S. on our business; expected shipment of the Helios rack-scale platforms; expected gain on the transfer of appreciated assets related to the acquisition of ZT Group Int’l, Inc.; AMD’s future investment commitments and commencement of future payments under data center leases; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “we”, “us,” “our”, “AMD” or the “Company”), including a discussion of our results of operations for the three and six months ended June 27, 2026 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended June 27, 2026 was $11.5 billion, a 50% increase compared to the prior year period. The increase in net revenue was driven by an increase in Data Center segment revenue primarily driven by strong demand for our AMD EPYC™ processors and AMD Instinct™ MI350 Series GPUs, an increase in Client and Gaming segment revenue, primarily driven by strong demand for our AMD Ryzen™ processors and an increase in Embedded segment revenue as demand strengthened across end markets.
Gross margin for the three months ended June 27, 2026 was 54% compared to gross margin of 40% for the prior year period, a 14% increase primarily driven by the absence of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 Data Center GPU products that was recorded in the prior year period and a favorable product mix, including higher Data Center segment revenue.
Operating income for the three months ended June 27, 2026 was $2.0 billion compared to operating loss of $134 million for the prior year period. The increase in operating income was due to higher gross profit, partially offset by higher operating expenses. Net income for the three months ended June 27, 2026 was $2.3 billion compared to net income of $872 million for the prior year period. The increase in net income was primarily driven by higher operating income.
As of June 27, 2026, our cash, cash equivalents and short-term investments were $13.1 billion compared to $10.6 billion as of December 27, 2025. During the six months ended June 27, 2026, we generated $5.3 billion of cash from operating activities and we returned $221 million to stockholders through the repurchase of common stock under our stock repurchase program (Repurchase Program).
In October 2025 and February 2026, we entered into multi-year agreements with OpenAI OpCo, LLC (OpenAI) and Meta Platforms, Inc. (Meta), respectively, under which each customer intends to deploy up to 6 gigawatts of AMD data center GPUs, with the first gigawatt of each deployment powered by our AMD Instinct MI450 series products. In connection with these agreements, we issued each customer a warrant to purchase up to 160 million shares of our common stock at an exercise price of $0.01 per share, vesting in tranches tied to AMD Instinct GPU purchase milestones and specified AMD stock price and/or performance conditions. As of June 27, 2026, no warrant tranches had vested or become exercisable, and the warrants had no impact on our results for the three and six months ended June 27, 2026.
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
There have been no significant changes for the three and six months ended June 27, 2026 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.
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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In millions)
Net revenue:
Data Center	$6,718	$3,240	$12,493	$6,914
Client and Gaming
Client	3,062	2,499	5,947	4,793
Gaming	779	1,122	1,499	1,769
Total Client and Gaming	3,841	3,621	7,446	6,562
Embedded	977	824	1,850	1,647
Total net revenue	$11,536	$7,685	$21,789	$15,123

Cost of sales and operating expenses:
Data Center	$4,615	$3,395	$8,791	$6,137
Client and Gaming	3,259	2,854	6,289	5,299
Embedded	591	549	1,126	1,044
All other	1,081	1,021	2,117	1,971
Total cost of sales and operating expenses	$9,546	$7,819	$18,323	$14,451

Operating income (loss):
Data Center	$2,103	$(155)	$3,702	$777
Client and Gaming	582	767	1,157	1,263
Embedded	386	275	724	603
All other	(1,081)	(1,021)	(2,117)	(1,971)
Total operating income (loss)	$1,990	$(134)	$3,466	$672

Data Center
Data Center net revenue of $6.7 billion for the three months ended June 27, 2026 increased by 107%, compared to net revenue of $3.2 billion for the prior year period. Data Center net revenue of $12.5 billion for the six months ended June 27, 2026 increased by 81%, compared to net revenue of $6.9 billion for the prior year period. The increase in both periods was primarily driven by strong demand for our AMD EPYC processors and AMD Instinct MI350 Series GPUs.
Data Center operating income was $2.1 billion for the three months ended June 27, 2026, compared to operating loss of $155 million for the prior year period. Data Center operating income was $3.7 billion for the six months ended June 27, 2026, compared to operating income of $777 million for the prior year period. The increase in operating income in both periods was primarily driven by higher revenue and the absence of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 Data Center GPU products that was recorded in the prior year period, partially offset by higher cost of sales and operating expenses.
Client and Gaming
Client and Gaming net revenue of $3.8 billion for the three months ended June 27, 2026 increased by 6%, compared to net revenue of $3.6 billion for the prior year period. Client and Gaming net revenue of $7.4 billion for the six months ended June 27, 2026 increased by 13%, compared to net revenue of $6.6 billion for the prior year period.
Client net revenue of $3.1 billion for the three months ended June 27, 2026 increased by 23% compared to net revenue of $2.5 billion for the prior year period, primarily driven by a 34% increase in unit shipments of client processors, partially offset by a 6% decrease in average selling price of client processors. Client net revenue of $5.9 billion for the six months ended June 27, 2026 increased by 24% compared to net revenue of $4.8 billion for the prior year period, primarily driven by a 29% increase in unit shipments of client processors, partially offset by a 3% decrease in average selling price of client processors. The increase in unit shipments in both periods was primarily driven by AMD Ryzen mobile processors and the decrease in average selling price in both periods was primarily due to a shift in mix of Ryzen processor sales, including lower AMD Ryzen desktop processors sales.
Gaming net revenue of $779 million for the three months ended June 27, 2026 decreased by 31% compared to net revenue of $1.1 billion for the prior year period, primarily due to lower semi-custom revenue. Gaming net revenue of $1.5 billion for the six months ended June 27, 2026 decreased by 15% compared to net revenue of $1.8 billion for the prior year period, primarily due to lower semi-custom revenue, partially offset by higher sales of our RadeonTM GPUs.
Client and Gaming operating income was $582 million for the three months ended June 27, 2026, compared to operating income of $767 million for the prior year period. Client and Gaming operating income was $1.2 billion for the six months ended June 27, 2026, compared to operating income of $1.3 billion for the prior year period. The decrease in operating income in both periods was primarily due to higher operating expenses.
Embedded
Embedded net revenue of $977 million for the three months ended June 27, 2026 increased by 19%, compared to net revenue of $824 million for the prior year period. Embedded net revenue of $1.9 billion for the six months ended June 27, 2026 increased by 12%, compared to net revenue of $1.6 billion for the prior year period. Net revenue increased in both periods as demand strengthened across end markets.
Embedded operating income was $386 million for the three months ended June 27, 2026, compared to operating income of $275 million for the prior year period. Embedded operating income was $724 million for the six months ended June 27, 2026, compared to operating income of $603 million for the prior year period. The increase in operating income in both periods was primarily driven by higher revenue, partially offset by higher cost of sales and operating expenses.

All Other
All Other operating loss of $1.1 billion for the three months ended June 27, 2026 primarily consisted of $544 million of amortization of acquisition-related intangibles and $503 million of stock-based compensation expense. All Other operating loss of $1.0 billion for the three months ended June 28, 2025 primarily consisted of $568 million of amortization of acquisition-related intangibles and $369 million of stock-based compensation expense.
All Other operating loss of $2.1 billion for the six months ended June 27, 2026 primarily consisted of $1.1 billion of amortization of acquisition-related intangibles and $990 million of stock-based compensation expense. All Other operating loss of $2.0 billion for the six months ended June 28, 2025 primarily consisted of $1.1 billion of amortization of acquisition-related intangibles and $733 million of stock-based compensation expense.
International Sales
International sales, based on billing location of customers who purchased directly from us, were 70% and 71% of net revenue for the three months ended June 27, 2026 and June 28, 2025, respectively, and 72% and 69% of net revenue for the six months ended June 27, 2026 and June 28, 2025, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.
Gross Margin and Expenses
The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	In millions, except percentages
Net revenue	$11,536	$7,685	$21,789	$15,123
Cost of sales	5,073	4,366	9,649	7,817
Amortization of acquisition-related intangibles	260	260	521	511
Gross profit	6,203	3,059	11,619	6,795
Gross margin	54%	40%	53%	45%
Research and development	2,528	1,894	4,925	3,622
Marketing, general and administrative	1,401	991	2,654	1,877
Amortization of acquisition-related intangibles	284	308	574	624
Interest expense	(37)	(38)	(74)	(58)
Other income (expense), net	598	98	763	137
Income tax provision (benefit)	252	(834)	490	(711)
Income (loss) from discontinued operations, net of tax	(8)	104	3	104
Gross Margin
Gross margin was 54% and 40% for the three months ended June 27, 2026 and June 28, 2025, respectively. Gross margin was 53% and 45% for the six months ended June 27, 2026 and June 28, 2025, respectively. The increase in both periods was driven by the absence of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 Data Center GPU products that was recorded in the prior year period and a favorable product mix, including higher Data Center segment revenue.

Expenses
Research and Development (R&D) Expenses
R&D expenses of $2.5 billion for the three months ended June 27, 2026 increased by $0.6 billion, or 33%, compared to $1.9 billion for the prior year period. R&D expenses of $4.9 billion for the six months ended June 27, 2026 increased by $1.3 billion, or 36%, compared to $3.6 billion for the prior year period. The increase in both periods was primarily due to higher employee-related costs from an increase in headcount in support of our continued focus on our AI strategy and long-term growth opportunities.
Marketing, General and Administrative (MG&A) Expenses
MG&A expenses of $1.4 billion for the three months ended June 27, 2026 increased by $0.4 billion, or 41%, compared to $1.0 billion for the prior year period. MG&A expenses of $2.7 billion for the six months ended June 27, 2026 increased by $0.8 billion, or 41%, compared to $1.9 billion for the prior year period. The increase in both periods was primarily due to an increase in go‑to‑market activities to support our revenue growth.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $544 million for the three months ended June 27, 2026 decreased by $24 million, or 4%, compared to $568 million for the prior year period. Amortization of acquisition-related intangibles of $1,095 million for the six months ended June 27, 2026 decreased by $40 million, or 4%, compared to $1,135 million for the prior year period. The decrease in both periods was primarily due to certain acquisition-related intangibles that were fully amortized in the prior fiscal year.
Interest Expense
Interest expense for the three and six months ended June 27, 2026 was $37 million and $74 million, respectively. Interest expense for the three and six months ended June 28, 2025 was $38 million and $58 million, respectively. The decrease for the three month period was primarily due to the absence of commercial paper borrowings. The increase for the six month period was due to the issuance of $1.5 billion in aggregate principal amount of our 4.212% Senior Notes due 2026 (4.212% Notes) and 4.319% Senior Notes due 2028 (4.319% Notes) on March 24, 2025.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income, gains and losses from investments, and foreign currency transaction gains and losses.
Other income (expense), net for the three months ended June 27, 2026 was $598 million, an increase of $500 million, or 510%, compared to $98 million for the prior year period. Other income (expense), net for the six months ended June 27, 2026 was $763 million, an increase of $626 million, or 457%, compared to $137 million for the prior year period. The increase in both periods was primarily driven by unrealized gains from the public market listing of non-marketable equity securities during the second quarter of fiscal year 2026.
Income Taxes
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three and six months ended June 27, 2026, we recorded an income tax provision from continuing operations of $252 million and $490 million representing an effective tax rate of 9.8% and 11.8%, respectively. The difference between the U.S. federal statutory tax rate of 21% and our estimated annual effective tax rate was primarily due to the income tax benefit from foreign-derived deduction eligible income (FDDEI) and research and development (R&D) tax credits.

For the three and six months ended June 28, 2025, we recorded an income tax benefit from continuing operations of $834 million and $711 million representing an effective tax rate of 1,263.6% and (92.8)%, respectively. The tax benefit for the three and six months ended June 28, 2025 reflected a discrete tax benefit of $792 million and $781 million, respectively, primarily due to a tax benefit of $853 million related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the Internal Revenue Service (IRS) in April 2025, partially offset by other items, including deferred tax expense associated with the expected gain on the transfer of appreciated assets related to the acquisition of ZT Group Int’l, Inc. (ZT Systems).

Results of Discontinued Operations
Net income (loss) from discontinued operations for the three and six months ended June 27, 2026 of $(8) million and $3 million included tax provision adjustments.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of June 27, 2026 and December 27, 2025, our cash, cash equivalents and short-term investments were $13.1 billion and $10.6 billion, respectively.
Our operating, investing and financing activities for the six months ended June 27, 2026 compared to the prior year period are as described below:

	Six Months Ended
	June 27, 2026	June 28, 2025
	(In millions)
Net cash provided by (used in):
Net cash provided by operating activities of continuing operations	$5,321	$2,401
Net cash provided by operating activities of discontinued operations	—	549
Operating activities	5,321	2,950
Net cash used in investing activities of continuing operations	(5,172)	(2,633)
Net cash used in investing activities of discontinued operations	(243)	(22)
Investing activities	(5,415)	(2,655)
Financing activities of continuing operations	(365)	347
Net increase (decrease) in cash, cash equivalents and restricted cash	$(459)	$642
We have $5.0 billion available under an unsecured revolving credit facility that expires in 2031. We also have a commercial paper program to issue unsecured commercial paper notes up to a maximum principal amount outstanding, at any time, of $5.5 billion, with a maturity of up to 397 days from the date of issue. We had no commercial paper and revolving credit amounts outstanding as of June 27, 2026.
As of June 27, 2026 and December 27, 2025, our aggregate principal short-term and long-term debt obligations were $3.3 billion.
As of June 27, 2026, we had unconditional commitments of approximately $30.3 billion, of which $17.4 billion are for the remainder of fiscal year 2026. Our contractual obligations and purchase commitments relate primarily to our obligations to purchase wafers, substrates and components from third parties and future payments related to multi-year cloud service provider arrangements, and certain software and technology licenses. We work continually with our suppliers and partners on the timing of payments and deliveries of purchase commitments, taking into account business conditions. We also have commitments for leases that have commenced for approximately $1.2 billion and leases that have not yet commenced for $4.5 billion. In addition, as of June 27, 2026, we have data center lease guarantees with maximum potential amount of future payments of $4.1 billion. Subsequent to June 27, 2026, we entered into investment commitments of up to $5.0 billion, subject to certain conditions, which are expected to be made through fiscal year 2028 and long-term data center leases with aggregate future payments of $9.5 billion over lease terms of up to 16 years that are expected to commence in 2027 and 2028.

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
Net cash provided by operating activities of continuing operations was $5.3 billion in the six months ended June 27, 2026, primarily due to our net income of $3.7 billion, adjusted for non-cash and non-operating charges of $1.9 billion and net cash outflows of $274 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $966 million increase in accounts receivable driven primarily by higher revenue, a $1.0 billion increase in prepaid expenses and other assets primarily due to prepayments of supply agreements, partially offset by a $2.2 billion increase in accounts payable primarily due to timing of payment obligations.
Net cash provided by operating activities of continuing operations was $2.4 billion in the six months ended June 28, 2025, primarily due to our net income of $1.6 billion, adjusted for non-cash and non-operating charges of $1.2 billion and net cash outflows of $284 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities were a $1.1 billion decrease in accounts receivable due to higher receipts of customer payments and a $943 million increase in inventory primarily to support the continued ramp of Client and Data Center products in advanced process technology nodes. Net cash provided by operating activities of ZT Systems' data center infrastructure manufacturing business (ZT Manufacturing Business), classified as discontinued operations, was $549 million.
Investing Activities
Net cash used in investing activities of continuing operations was $5.2 billion for the six months ended June 27, 2026, which primarily consisted of purchases of short-term investments of $4.6 billion, purchases of property and equipment of $1.2 billion, and purchases of long-term investments of $844 million, partially offset by $1.6 billion of proceeds from the maturity and sale of short-term investments. Net cash used in investing activities of discontinued operations was $243 million, which represents payment for customary net working capital adjustments related to the divestiture of the ZT Manufacturing Business.
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
Financing Activities
Net cash used in financing activities of continuing operations was $365 million for the six months ended June 27, 2026, which primarily consisted of stock repurchases of $221 million and stock repurchases for tax withholding on employee equity plans of $341 million, partially offset by proceeds from the issuance of common stock through employee equity plans of $205 million.
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

Long-term Investment Risk. We hold long-term investments in marketable equity securities of publicly traded companies and non-marketable equity and other securities of privately held companies. As of June 27, 2026 and December 27, 2025, the carrying value of marketable equity securities was $1.2 billion and $0.2 billion, respectively, and non-marketable equity and other securities was $1.7 billion and $1.1 billion, respectively. These investments are subject to market risks that could substantially impact their fair value. The Company regularly reviews non-marketable securities for impairment.
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
As of June 27, 2026, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting for the three months ended June 27, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Legal and Regulatory Risks
•Government actions and regulations, including export controls, national-security-based regulations, import tariffs and trade protection measures, may limit our ability to export our products to certain customers, increase costs, harm our competitive position and materially affect our business.
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
•If we are unable to attract, develop and retain key employees, our business could be materially affected.
•Our stock price is subject to volatility.
For a more complete discussion of the material risks facing our business, see below.

Economic and Strategic Risks
The markets in which our products are sold are highly competitive and rapidly evolving.
Delivering the latest and best products to market on time is critical to revenue growth. The competitiveness of our products depends on a number of factors, including: performance, total cost of ownership, timely product introductions, product quality and reliability, product features and capabilities, energy efficiency (including power consumption and battery life, given their impact on total cost of ownership), size (or form factor), selling price, cost, adherence to industry standards (and the creation of open industry standards), level of integration, software and hardware compatibility, ease of use and functionality of software design tools, completeness of applicable software solutions, security and stability, brand recognition and availability.
Competition is expected to remain intense, driven by rapid technological change, evolving standards, shifting customer preferences, product obsolescence, and frequent product launches from both established and new competitors. Some of our competitors may possess stronger market positions, larger customer bases, more design wins, and greater financial, sales, marketing, and distribution resources than us. As a result, they may be able to acquire market share or limit our ability to do so, more effectively capitalize on new market opportunities, and transition their products more efficiently than we can. Some competitors are pursuing alternative computing architectures, such as Arm, which could grow the Arm ecosystem and increase competition in consumer, commercial and data center markets, reducing demand for our products. Additionally, we may encounter competition from customers who internally develop products to support AI workloads similar to those supported by our products, particularly as AI continues to advance and become integrated into the markets in which we compete.
Our competitors may use their market position and financial resources to market and price their products in a way that dissuades customers from purchasing from us. For example, Intel Corporation (Intel) uses its microprocessor market position to price its products aggressively and target our customers and channel partners with special incentives. These aggressive activities have reduced and may reduce our unit sales and average selling prices for many of our products, adversely affecting our business. Similarly, Nvidia Corporation (Nvidia) leverages its market position in the data center GPU market, financial resources, and proprietary software ecosystem to promote its systems and influence customers that do business with us. Our competitors’ business practices, including allocation strategies, pricing actions, product mix and introduction schedules, licensing terms, marketing arrangements, product bundling strategies, lack of software interoperability and business acquisitions and investments can limit customers’ ability to choose alternative products, including ours. This may limit our market share and decrease our margins and profitability, which may have a material adverse effect on our business.
In addition, strategic partnerships, acquisitions and business collaborations by and between our competitors may increase competition and adversely affect our business. For example, in September 2025, Nvidia announced a partnership and investment in Intel to partner on new data center and client platform products. This partnership may result in increased competition and pricing pressure for our products or could prevent us from participating in other opportunities, which could materially adversely affect our business, financial condition and margins.
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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. In our Data Center segment, we offer products that are optimized for generative AI applications and since 2024, we have experienced significant demand for our AI accelerators. The demand for such products will in part depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown. Some customers in AI markets may be unable to secure access to internal and external infrastructure, including availability of sufficient data center capacity or energy for the buildout of data centers that use our products. In addition, construction delays in the scheduled buildout of data centers and unfavorable developments in public perception and evolving laws and regulations related to data centers could impact the timing of customer adoption, impede our growth strategy and could have a material adverse effect on our business, financial condition and future growth strategy. Customers may also lack, or be unable to, secure capital to fund their required AI infrastructure and may request alternative financing or deferred‑payment arrangements from vendors and suppliers. Also, the industry-wide memory shortage and related rising prices in memory may drive the price for data center buildouts higher. Such limitations could delay or reduce customers’ demand for our products, which could negatively impact our revenue.
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

Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. Failure to successfully develop increasingly advanced technologies, including our portfolio of hardware products and software tools, or monetize our products, could impact our revenue and we may incur unanticipated liabilities. We cannot be certain that our ongoing investments in new products and technologies will be successful and will result in adoption of these product offerings at the expected rate or pace or at all. For example, as part of our pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable AI solutions. We are actively building AI capabilities into our products, but there can be no assurance about the rate and pace of adoption of such product offerings. In our Data Center segment, we offer products that are optimized for generative AI applications and we have experienced significant demand for our AI accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications as both the near-term and long-term trajectory of such generative AI solutions is unknown. If we fail to develop and timely offer or deploy such products and technologies, keep pace with the product offerings of our competitors, or adapt to unexpected changes in industry standards or disruptive technological innovation, our business could be adversely affected. Additionally, our efforts in developing new AI technology solutions are inherently risky and may not always succeed. If we are unable to execute on new products or business strategies, we may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.
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
Product transition risks may increase as the computing industry shifts toward shorter launch cycles and a broader range of accelerated computing platforms. Product transitions are complex and as such we may ship both new and prior-generation products concurrently. Customer adoption patterns can vary and while some customers may shift to newer products more quickly and reduce demand for current-generation offerings, other customers may lower their inventory of existing products before purchasing new ones. The increased frequency of product transitions and expansion of our product portfolio including the introduction of system-level architectures, such as our “Helios” rack-scale platforms, which we develop and license for implementation by customers and their manufacturing partners and which is expected to start shipping in the second half of fiscal year 2026, heighten the challenges of managing our supply and demand and could adversely affect our revenue and inventory management. Although we supply certain products used in Helios-based system, we do not manufacture or sell the completed Helios rack systems. The increasing frequency and complexity of our newly introduced products may also result in unanticipated quality or production issues that could result in product delays.
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

We also depend on a limited number of suppliers to provide the majority of certain types of IC packages for our microprocessors, including our APU products. Similarly, certain non-proprietary materials or components such as memory, printed circuit boards (PCBs), interposers, substrates and capacitors used in the manufacture of our products are currently available from only a limited number of suppliers. For example, there is currently an industry-wide memory shortage as the demand for such components has outpaced supply. The price of memory has also increased as a result of the shortage. If we are unable to procure a stable supply of memory, equipment, materials or substrates of acceptable quality on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in memory, equipment, materials or substrate supply or an increase in production costs, which could have a material adverse effect on our business. Since some of the equipment and materials that we and our third-party manufacturers purchase are complex, it is sometimes difficult to substitute one supplier of equipment or materials for another. Certain of our products will be deployed as part of integrated, rack-scale systems that include numerous third-party rack-level components and require rack integration and qualification. As a result, even if we are able to manufacture and deliver our products on time, if these other components necessary for the rack-scale systems are not available from third parties due to supply constraints or availability issues, our and our customers’ ability to build, deploy or expand such rack-scale systems could be delayed or reduced. Such constraints could reduce demand for, or delay shipments of our products, negatively affect our customer relationships and could materially adversely affect our business, financial condition and results of operations. We have entered and may continue to enter into long-term purchase commitments and prepayment arrangements with some of our suppliers. If the delivery of such supply is delayed or does not occur for any reason, it could materially impact our ability to procure and process the required volume of supply to meet customer demand. Conversely, if we overestimate our customer demand or experience a decrease in customer demand, either because customers cancel orders or choose to purchase from our competitors, it could result in excess inventory and an increase in our production costs, particularly since we have prepayment arrangements with certain suppliers. Accurately estimating customer demand has become more challenging due to the increasing complexity of our business. We also continue to enter long-term purchase commitments in advance of demand. As a result, these risks have increased as our purchase obligations and prepayments have grown and could increase further if such obligations represent a larger portion of our total supply in the future. If we are unable to accurately estimate customer demand, it may negatively impact our business, financial condition and results of operations.
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
Excess or obsolete inventory has resulted in, and may in the future result in, write-downs of the value of our inventory. Factors that may result in excess or obsolete inventory, a reduction in the average selling price, or a reduction in our gross margin include: a sudden or significant decrease in demand for our products; a production or design defect in our products; a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements; a failure to accurately estimate customer demand for our products, including for our older products as our new products are introduced; or our competitors introducing new products or taking aggressive pricing actions.
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
Certain of our products will be deployed as part of integrated, rack-scale systems that include numerous third-party rack-level components and require rack integration and qualification. As a result, even if we are able to manufacture and deliver our products on time, if these other components necessary for the rack-scale systems are not available from third parties due to supply constraints or availability issues, our and our customers’ ability to build, deploy or expand such rack-scale systems could be delayed or reduced. Such constraints could reduce demand for, or delay shipments of our products, negatively affect our customer relationships and could materially adversely affect our business, financial condition and results of operations. Some failures in our products or services have been in the past and may in the future be only discovered after a product or services has been shipped or used. Further, although arrangements with component providers may contain provisions for reimbursement due to the current components failure to meet warranty, we may remain responsible to the customer for the full system and claims that may arise from the system’s failure to meet warranty obligations from time to time.

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
Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we rely on our supply chain for the manufacturing, distribution and fulfillment of our products. As we continue to grow our business, expand to high-growth adjacent markets, acquire new customers and strengthen relationships with existing customers, the efficiency of our supply chain will become increasingly important because many of our customers tend to have specific requirements for particular products, geographic requirements, and specific timeframes in which they require delivery of these products. If we are unable to consistently deliver the right products to our customers on a timely basis in the right locations, our customers may reduce the quantities they order from us, which could have a material adverse effect on our business.
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
We market and sell our products through a global, multi-tier network of authorized distributors, resellers and OEMs. Despite programmatic controls, audits and contractual restrictions, our pricing programs may be misused, and unauthorized resellers or unauthorized resale can occur on the “gray market”. Gray market activities could result in customer satisfaction issues because any time products are purchased outside our authorized distribution channels there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or that are used products represented as new. These substandard gray market products may have higher-than-expected failure rates or lower-than-expected performance. As a result, we may face brand protection risks, reputational harm or unauthorized warranty claims. Gray market products also result in shadow inventory that is not visible to us, making it difficult to forecast demand accurately. When gray market products enter the market, we and our distribution channels compete with these heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. We also face risks of product diversion into markets subject to legal or regulatory restrictions, including exports, reexports, transfers or sales to involving end users, end uses or jurisdictions restricted under applicable laws and regulations. Products acquired on the gray market or through other unauthorized channels are at higher risk of being re-sold to prohibited end-users, misused, and deployed for uses that do not align with AMD’s compliance standards. Despite our compliance programs and procedures for mitigating these risks through customer and transaction screening, distributor audits, law enforcement and NGO cooperation and export control compliance (including licensing where required), we may not fully eliminate these risks.
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
Legal and Regulatory Risks
Government actions and regulations, including export controls, national-security-based regulations, import tariffs and trade protection measures may limit our ability to export our products to certain customers, increase costs, harm our competitive position and materially adversely affect our business.
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

Evolving U.S. government policy toward semiconductor exports, particularly in the context of national security and foreign policy priorities could adversely affect our business. U.S. regulations under the U.S. Treasury Department’s Outbound Investment Security Program impose restrictions on certain outbound investments by U.S. persons in foreign entities engaged in sensitive technologies, including semiconductors, artificial intelligence and quantum computing, and may prohibit or require notification of certain transactions, which could limit our ability to pursue or structure certain investments or partnerships. In October 2023, the Bureau of Industry and Security (BIS) of the United States Department of Commerce issued requirements for the export of certain advanced computing items to a party headquartered in, or with an ultimate parent headquartered in, any of Country Groups D1, D4 or D5, including China (a D5 Country). These controls prevent us from shipping certain AMD Instinct™ integrated circuits and certain AMD Versal™ FPGAs to China, or to customers outside of the United States who are headquartered in—or whose ultimate parent is headquartered in—a D5 Country, without a license. BIS may not timely update performance-based licensing thresholds in the 2023 export requirements and/or may issue new licensing requirements and regulatory controls in the future. Accordingly, new products that exceed current licensing thresholds, or even those below current licensing thresholds, may not succeed because BIS could determine they are subject to licensing requirements. U.S. export restrictions on semiconductors and semiconductor technology to certain markets and customers, including China, negatively impact our ability to sell to these markets and customers and make it easier for domestic-based competitors to develop and sell their own solutions and reduce the need for our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to a D5 Country, and to companies headquartered in, or with an ultimate parent located in such D5 Country. This restriction impacts our AMD Instinct™ MI308 products. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers and we began shipping products at the end of fiscal 2025. As a result of the restriction, we incurred approximately $440 million of net inventory and related charges in 2025. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. In August 2025, U.S. government officials expressed an expectation that the U.S. government will receive 15% of the revenue generated from licensed MI308 sales to China. However, to date, the U.S. government has not published a regulation establishing such requirement. Any request for a percentage of the revenue by the U.S. government could subject us to litigation, increase our costs and harm our competitive position and benefit competitors that are not subject to such arrangements. In February 2026, the U.S. government granted us some export licenses authorizing us to ship our AMD Instinct MI325 products to certain China-based customers. We do not yet know whether any imports of MI325 products will be allowed into China. Any MI325 products shipped to China are required by the terms of the licenses to first undergo an inspection process in the United States. As a result, any MI325 shipped under the licenses will be subject to a 25% tariff upon importation into the United States for the inspection.
Additional export restrictions imposed in the future may not only impact our ability to serve China but also our ability to serve other markets. If any new export controls impact more of our products, we may be unable to sell our inventory of such products and we may further incur inventory and related charges since there is no assurance that the U.S. government will grant licenses at all or in a timely manner. Even if we are granted licenses, the licenses may be temporary or could impose onerous conditions for us or our customers. If we are not granted licenses, we may be unable to develop a competitive product for the China market that is not subject to licensing requirements. Limits on sales of our offerings in the China market due to export controls could impact our competitive position compared to domestic Chinese competitors and other companies or competitors not subject to the same restrictions. As such, we could lose market position and our business, operating results and financial condition would be adversely impacted.
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

The implementation or increase of any tariffs, trade protection measures or restrictions, or retaliatory actions from foreign governments could result in lost sales and adversely impact our reputation and business. The U.S. government has instituted or proposed changes in trade policies that include higher tariffs on imports into the U.S. and other government regulations affecting trade between the United States and other countries where we conduct our business. Such changes to U.S. trade policy have the potential to adversely impact the U.S. economy or sectors thereof and could significantly impact our business, in particular the import of products used in our business that are manufactured outside the U.S. Any retaliatory actions by affected countries and foreign governments could result in tariffs, trade protection measures or other restrictions imposed on our current and future products. Our customers’ costs of doing business may increase or their sales may be negatively affected. As such, customer demand for our products may decline, which could adversely impact our ability to generate revenue and result in inventory impairment changes. For instance, tariffs on hardware required for data centers could raise costs for our customers, potentially causing them to delay or cancel AI infrastructure investments. Further, to the extent that the United States, China or other countries seek to promote products that are produced domestically or reduce their dependence on products from another country, they may implement regulations or policies that may materially impact our business. For instance, the Department of Commerce's Office of Information and Communications Technology and Services (OICTS) administers an expanding U.S. supply chain program to review and restrict transactions involving certain information and communications technology and services with a nexus to foreign adversaries such as China and Russia. Emerging regulations from OICTS could limit our ability to sell or support certain products or technologies, increase compliance costs, and create uncertainty for our customers and supply chain. Additionally, in 2026 China's State Council promulgated the Regulations on the Security of Industrial and Supply Chains (Decree No. 834) and the Regulations on Countering Foreign Improper Extraterritorial Jurisdiction (Decree No. 835), which expand Chinese authorities' powers to investigate, restrict, and impose countermeasures on foreign companies that implement or assist foreign export controls, sanctions, or other measures viewed as harming China's interests or supply chains. To the extent our compliance with U.S. export controls and other restrictions causes us or our affiliates to become subject to these or similar Chinese countermeasures, we could face conflicting legal obligations, restrictions on our operations and transactions in China, supply chain disruption, and reputational harm, any of which could materially adversely affect our business, operating results, and financial condition.
The United States and other countries’ export control regulations continue to focus on targeting semiconductors associated with AI, including GPUs and associated products and services, by restricting or prohibiting their unlicensed sale or supply to U.S. embargoed or sanctioned countries, governments, persons and entities. The United States has imposed unilateral controls restricting GPUs and associated products, and is likely to further adopt other unilateral or multilateral controls. The scope and application of such controls have been and may continue to be broad, which may prohibit us from exporting our products to customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing and warehousing locations, or could impose other conditions that limit our ability to meet demand abroad. If export controls targeting semiconductors associated with AI including GPUs and associated products and services are further tightened, or the classification of our products under those controls’ changes, our ability to export our technology, products or services could be further restricted. We may also be at a competitive disadvantage if our competitors are not subject to the same or similar restrictions or classifications. Such export controls have, and may in the future, subject downstream recipients of our products to additional restrictions on the use, resale, repair or transfer of our products and may have a material adverse effect on us. New export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all. In addition, deemed export restrictions could further affect our ability to provide services or develop products in the United States. Continued changes to export control regulations that we are subject to, or changes to their interpretation and enforcement, could result in greater compliance costs and other compliance burdens on our business and our customers. Export controls have and may continue to encourage customers in China and other markets subject to those controls to pursue alternatives to U.S. semiconductors for their product designs to limit compliance burdens and potential impact on their product roadmaps. From time to time, governments provide incentives or make other investments that could benefit and give a competitive advantage to our competitors. Government incentives may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.

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
We replaced our unsecured revolving credit facility in the aggregate principal amount of $3.0 billion (the Existing Credit Agreement) with an unsecured revolving credit facility in the aggregate principal amount of $5.0 billion (Revolving Credit Agreement). Our Revolving Credit Agreement contains various covenants which limit our ability to, among other things, incur liens; and consolidate or merge or sell our assets as an entirety or substantially as an entirety (in each case, except for certain customary exceptions). The agreement governing our convertible notes and our Revolving Credit Agreement contains provisions whereby a payment default or acceleration under certain agreements with respect to other material indebtedness would result in cross defaults under our convertible indenture or the Revolving Credit Agreement and allow note holders or the lenders, as applicable, to declare outstanding amounts to be immediately due and payable. If the lenders under our Revolving Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay such borrowings. Also, we enter into sale and factoring arrangements from time to time with respect to certain accounts receivables, which arrangements are non-recourse to us in the event that an account debtor fails to pay for credit-related reasons and are not included in our indebtedness.
We may be required to satisfy financial obligations under guarantees, leases and other commercial commitments.

From time to time, we enter into commercial arrangements such as long-term capacity purchase agreements, guarantees, leases and other financing arrangements to support our customer or commercial partner infrastructure developments. These arrangements may increase our exposure to credit and to counterparty risk, including counterparty’s inability to secure the necessary capital or financing, delays in project execution, business downturns or insolvency. If we are required to satisfy our financial obligations under these commercial arrangements, our business, operating results, and financial condition may be adversely affected. Additionally, we may commit to specified levels of cloud compute capacity based on anticipated internal usage or our ability to allocate or assign such capacity. If we are unable to fully utilize or offload that capacity as expected, we could have excess capacity, increased costs or reduced operational flexibility, which could materially adversely affect our business.
Merger, Acquisition, Divestiture, and Integration Risks
Acquisitions, joint ventures, and/or investments, and the failure to integrate acquired businesses, may fail to materialize their anticipated benefits and could disrupt our business, which could adversely affect our results of operations and financial condition.
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and services and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions and joint ventures include numerous risks including, but not limited to: our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all; inability to obtain, or delay in obtaining, regulatory approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; and failure of a transaction to advance our business strategy or other unforeseen factors. While we believe that our acquisitions will result in certain benefits, including certain operational synergies, accretion and cost efficiencies, and drive product innovations, achieving these anticipated benefits depends on our ability to successfully integrate the acquired businesses into our business. We cannot be certain that our acquisitions can be successfully integrated with our business in a timely manner or at all, for a variety of reasons, including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations; retaining and integrating the employees including key talent of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. If we cannot successfully integrate or are delayed in integrating newly acquired businesses, it could result in increased costs, decreases in expected revenues, diversion of management’s time and attention, negatively impact our ability to develop or sell new products and impair our ability to grow our business, which could materially adversely affect our financial conditions and operating results. Even if the businesses we acquire are successfully integrated, the benefits of such transactions may not be realized within the anticipated time frame or at all. To complete an acquisition, we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. From time to time, we may also seek to divest or wind down portions of our business, either acquired or otherwise. Such dispositions involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all; litigation; disruption of our ongoing business and distraction of management; failure to effectively transfer liabilities, contracts, facilities and employees to buyer; continued financial obligations and unanticipated liabilities; and closing delays. For example, purchase price consideration received from divestitures can be subject to customary post-closing adjustments, and if such adjustments are material, we may be exposed to losses, which could have a material impact on our financial position and results of operations.

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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in the locations of Mainland China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 70% for the three months ended June 27, 2026. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; imposition of new and increased tariffs; worsening trade relationship between the United States and China (or other countries); volatile global economic conditions, including downturns or recessions in which some competitors may become more aggressive in their pricing practices; difficulties in protecting our intellectual property; changes in immigration law and policy; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. We engage contingent workers to help support our business. Evolving labor laws and employment practices, or difficulties managing this workforce could increase costs, disrupt our operations, result in litigation penalties or other liabilities, any of which could materially adversely affect our business, financial condition and results of operations. Changes in the public perception of the U.S. government in the regions where we operate or plan to operate could also negatively impact our business and results of operations. Geopolitical tensions, such as the Ukraine-Russia, Venezuela and Middle East conflicts, could escalate and expand, which in turn could have negative impacts on the global economy and financial markets. Also, in addition to restrictions imposed by the United States or China on exports or imports from one another, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results.
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
If we are unable to attract, develop and retain key employees, our business could be materially adversely affected.
Our success depends upon our ability to attract, motivate, develop and retain numerous qualified engineering, marketing, sales, executive and other key employees. The market for qualified and skilled executives and employees in the technology industry, especially in the areas of AI and machine learning, is highly competitive. Our competitors have targeted and will continue to target individuals in our organization that have desired skills and experience. If we are unable to continue to attract, develop and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. We use share-based incentive awards to help attract, retain and motivate our executives and qualified employees. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be affected, which could harm our results of operations. If the value of our stock awards increases substantially, this could potentially create great personal wealth for our executives and key talent and affect our ability to retain our employees. Our ability to attract and retain qualified employees globally could also be impacted by changes in immigration law and policy. Any future restructuring plans may also adversely impact our ability to attract and retain key employees.
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
We have an approved Repurchase Program that authorizes repurchases of up to $14 billion of our common stock. As of June 27, 2026, $9.2 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Award Share Withholding
During the three months ended June 27, 2026, there were $234 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.6 million shares of common stock from employees in connection with such net share settlement at an average price of $423.02 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 27, 2026, the following directors and officers adopted, modified or terminated Rule 10b5-1 trading plans:

Name	Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
				Rule 10b5-1*	Non-Rule 10b5‑1**
Joseph Householder	Director	Adopt	May 26, 2026	X		135,000	May 26, 2027
Jean Hu	Executive Vice President, Chief Financial Officer and Treasurer	Adopt	May 19, 2026	X		30,000	September 10, 2027
Forrest Norrod	Executive Vice President and General Manager, Data Center Solutions	Adopt	May 20, 2026	X		116,784	June 30, 2027
Lisa Su	Chair, President and Chief Executive Officer	Adopt	June 8, 2026	X		450,000	June 16, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

 ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Advanced Micro Devices, Inc., filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K/A dated May 14, 2025, is hereby incorporated by reference.
3.2
Advanced Micro Devices, Inc. Amended and Restated Bylaws, as amended on February 13, 2024, filed as Exhibit 3.1 to AMD’s Current Report on Form 8-K dated February 20, 2024, is hereby incorporated by reference.

10.1
Credit Agreement, dated as of May 14, 2026, by and among the Company, as borrower, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to AMD’s Current Report on Form 8-K dated May 13, 2026, is hereby incorporated by reference.

*10.2	Advanced Micro Devices, Inc. 2023 Equity Incentive Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed on March 27, 2026, is hereby incorporated by reference.
*10.3	Form of Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan
*10.4	Form of Performance-Based Restricted Stock Unit Agreement for Senior Vice Presidents and Above under the 2023 Equity Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

*Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

August 4, 2026	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer