Form 10-Q
period 2026-09-26
ADVANCED MICRO DEVICES INC
filed 2026-11-04
CIK 2488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of October 28, 2026: 1,640,087,251

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions, except per share amounts)
Net revenue	$13,377	$9,246	$35,166	$24,369
Cost of sales	5,910	4,206	15,559	12,023
Amortization of acquisition-related intangibles	257	260	778	771
Total cost of sales	6,167	4,466	16,337	12,794
Gross profit	7,210	4,780	18,829	11,575

Research and development	2,803	2,139	7,728	5,761
Marketing, general and administrative	1,298	1,069	3,952	2,946
Amortization of acquisition-related intangibles	277	302	851	926
Total operating expenses	4,378	3,510	12,531	9,633
Operating income	2,832	1,270	6,298	1,942

Interest expense	(62)	(37)	(136)	(95)
Other income (expense), net	(902)	82	(139)	219
Income from continuing operations before income taxes and equity income	1,868	1,315	6,023	2,066

Income tax provision (benefit)	(555)	153	(65)	(558)
Equity income in investee	5	10	17	25
Income from continuing operations, net of tax	2,428	1,172	6,105	2,649
Income from discontinued operations, net of tax	—	71	3	175
Net income	$2,428	$1,243	$6,108	$2,824

Earnings per share
Basic earnings from continuing operations	$1.48	$0.72	$3.74	$1.63
Basic earnings from discontinued operations	—	0.04	—	0.11
Basic earnings per share	$1.48	$0.76	$3.74	$1.74

Diluted earnings from continuing operations	$1.46	$0.71	$3.69	$1.62
Diluted earnings from discontinued operations	—	0.04	—	0.11
Diluted earnings per share	$1.46	$0.75	$3.69	$1.73

Shares used in per share calculation
Basic	1,636	1,626	1,633	1,623
Diluted	1,661	1,641	1,657	1,632
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions)
Net income	$2,428	$1,243	$6,108	$2,824
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on cash flow hedges	4	(24)	(41)	52
Net change in unrealized gains (losses) on available-for-sale securities	(46)	1	(72)	4
Total comprehensive income	$2,386	$1,220	$5,995	$2,880
See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 26, 2026	December 27, 2025
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,404	$5,539
Short-term investments	8,372	5,013
Accounts receivable, net	9,209	6,315
Inventories	11,463	7,920
Prepaid expenses and other current assets	3,023	2,160
Total current assets	39,471	26,947
Property and equipment, net	3,929	2,312
Goodwill	25,470	25,126
Acquisition-related intangibles, net	15,101	16,705
Deferred tax assets	821	384
Other non-current assets	10,020	5,452
Total assets	$94,812	$76,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,756	$2,929
Accrued liabilities	6,231	5,250
Current portion of long-term debt, net	—	874
Other current liabilities	499	402
Total current liabilities	14,486	9,455
Long-term debt, net	7,079	2,348
Long-term operating lease liabilities	1,837	625
Deferred tax liabilities	295	313
Other long-term liabilities	2,726	1,186
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Capital stock:
Common stock, par value $0.01; shares authorized: 4,000; shares issued: 1,640 and 1,695; shares outstanding: 1,640 and 1,630	16	17
Additional paid-in capital	61,769	63,365
Treasury stock, at cost (shares held: — and 65)	—	(7,079)
Retained earnings	6,720	6,699
Accumulated other comprehensive loss	(116)	(3)
Total stockholders’ equity	68,389	62,999
Total liabilities and stockholders’ equity	$94,812	$76,926

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(In millions)
Cash flows from operating activities:
Net income	$6,108	$2,824
Income from discontinued operations, net of tax	(3)	(175)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	556
Amortization of acquisition-related intangibles	1,629	1,697
Stock-based compensation	1,513	1,152
Gains from long-term investments, net	(616)	(61)
Non-cash impact of warrants issued to customers, net	1,179	—
Deferred income taxes	(427)	18
Recovery of inventory loss at contract manufacturer	—	(67)
Other	105	90
Changes in operating assets and liabilities:
Accounts receivable, net	(2,894)	(7)
Inventories	(3,543)	(1,579)
Prepaid expenses and other assets	(2,061)	(259)
Accounts payable	4,483	998
Accrued and other liabilities	384	(998)
Net cash provided by operating activities of continuing operations	6,523	4,189
Net cash provided by operating activities of discontinued operations	—	920
Net cash provided by operating activities	6,523	5,109
Cash flows from investing activities:
Purchases of property and equipment	(1,845)	(752)
Purchases of short-term investments	(6,754)	(2,110)
Proceeds from maturity of short-term investments	3,044	982
Proceeds from sale of short-term investments	366	66
Purchases of long-term investments	(1,082)	(432)
Acquisitions, net of cash acquired	(129)	(1,716)
Other	(15)	—
Net cash used in investing activities of continuing operations	(6,415)	(3,962)
Purchases of property and equipment	—	(30)
Payment for working capital adjustment on divestiture	(243)	—
Net cash used in investing activities of discontinued operations	(243)	(30)
Net cash used in investing activities	(6,658)	(3,992)
Cash flows from financing activities:
Proceeds from debt and commercial paper issuance, net of issuance costs	4,726	2,441
Repayment of debt and commercial paper	(875)	(950)
Proceeds from sales of common stock through employee equity plans	210	169
Repurchases of common stock	(221)	(1,316)
Stock repurchases for tax withholding on employee equity plans	(1,836)	(447)
Other	(21)	—
Net cash provided by (used in) financing activities of continuing operations	1,983	(103)
Net increase in cash, cash equivalents and restricted cash	1,848	1,014
Cash, cash equivalents and restricted cash at beginning of period	5,556	3,811
Cash, cash equivalents and restricted cash at end of period	$7,404	$4,825

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$833	$818
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$505	$153
Reissuance of treasury stock for acquisitions	$—	$860
Contingent consideration liability for acquisitions	$—	$361
Non-cash lease activities:
Operating lease right-of-use assets acquired by assuming related liabilities	$1,498	$275
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$7,404	$4,808
Restricted cash included in Prepaid expenses and other current assets	—	17
Cash, cash equivalents and restricted cash at end of period	$7,404	$4,825

See accompanying notes.

Advanced Micro Devices, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions)
Capital stock:
Common stock, par value
Balance, beginning of period	$16	$17	$17	$17
Retirement of treasury stock	—	—	(1)	—
Balance, end of period	$16	$17	$16	$17
Additional paid-in capital
Balance, beginning of period	$61,373	$62,228	$63,365	$61,362
Common stock issued under employee equity plans	5	10	208	170
Stock-based compensation	523	419	1,513	1,152
Reissuance of treasury stock	—	—	—	(27)
Retirement of treasury stock	(132)	—	(3,317)	—
Balance, end of period	$61,769	$62,657	$61,769	$62,657
Treasury stock
Balance, beginning of period	$—	$(6,535)	$(7,079)	$(6,106)
Repurchases of common stock	—	(81)	(221)	(1,317)
Common stock repurchases for tax withholding on employee equity plans	(1,750)	(443)	(2,105)	(524)
Reissuance of treasury stock	—	—	—	888
Retirement of treasury stock	1,750	—	9,405	—
Balance, end of period	$—	$(7,059)	$—	$(7,059)

Retained earnings:
Balance, beginning of period	$5,909	$3,945	$6,699	$2,364
Net income	2,428	1,243	6,108	2,824
Retirement of treasury stock	(1,617)	—	(6,087)	—
Balance, end of period	$6,720	$5,188	$6,720	$5,188

Accumulated other comprehensive income (loss):
Balance, beginning of period	$(74)	$10	$(3)	$(69)
Other comprehensive income (loss)	(42)	(23)	(113)	56
Balance, end of period	$(116)	$(13)	$(116)	$(13)

Total stockholders' equity	$68,389	$60,790	$68,389	$60,790
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
NOTE 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of AMD have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the three and nine months ended September 26, 2026 shown in this report are not necessarily indicative of results to be expected for the full year ending December 26, 2026 or any other future period. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. All such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. The three and nine months ended September 26, 2026 and September 27, 2025 each consisted of 13 and 39 weeks, respectively.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements. Areas where management uses subjective judgment include, but are not limited to: revenue allowances, inventory valuation, valuation of goodwill and long-lived and intangible assets, business combination accounting, valuation of warrants issued to customers and income taxes.
Significant Accounting Policies. With the exception of the accounting for warrants issued to customers, there have been no material changes to the Company’s significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Warrants Issued to Customers
Warrants to purchase the Company's common stock issued to customers represent consideration payable to a customer under ASC 606, Revenue from Contracts with Customers. Fair value on the grant date of the warrant shares probable of vesting is recorded as a reduction to revenue proportionally as qualifying customer revenues are recorded, initially with a corresponding liability recorded within Other long-term liabilities on the Condensed Consolidated Balance Sheets. The warrants are measured and classified under ASC 718, Compensation – Stock Compensation. The warrant liability is remeasured to fair value each reporting period, with changes in fair value after grant date recorded within Other income (expense), net, until each tranche becomes exercisable, at which point the related liability is reclassified to Additional paid-in capital at its then-current fair value and is no longer subject to remeasurement. If the conditions of exercisability are met prior to the customers meeting the tranche's purchase milestones, the unrecognized change in fair value is recorded within Other income (expense) with a corresponding amount recorded to Additional paid in capital as the customer purchases occur. The Company estimates the fair value using a Monte Carlo simulation model or, after the market conditions are met, the Company’s closing stock price, together with its estimate of the probability of the customers meeting the specific conditions required for exercisability. Once warrant shares become vested and exercisable, they are included in the computation of both basic and diluted earnings per share.
Prior Period Reclassification. Certain amounts in prior period were reclassified to conform to current period presentation.
Recently Issued Accounting Standard Updates Not Yet Adopted
In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) Government Grants (ASU 2025-10) Topic 832 - Accounting for Government Grants Received by Business Entities, which provides guidance, on the recognition, measurement and presentation of government grants. This ASU is effective for the Company for its fiscal year 2029. The Company is currently evaluating the impact of adoption of this guidance on its financial statements.
In May 2025, the FASB issued ASU 2025-04 Topic 718 - Stock Compensation and Topic 606 - Clarifications to Share-Based Consideration Payable to a Customer to clarify the guidance on accounting for share-based payment grants that an entity grants as consideration payable to its customers. The ASU is effective for the Company for its fiscal year 2027. The Company is currently evaluating the impact of adoption of this guidance on its financial statements.
NOTE 3 – Supplemental Financial Statement Information

Inventories	September 26, 2026	December 27, 2025
	(In millions)
Raw materials	$2,212	$909
Work in process	7,416	4,768
Finished goods	1,835	2,243
Total inventories	$11,463	$7,920

Property and Equipment, net	September 26, 2026	December 27, 2025
	(In millions)
Land, building and leasehold improvements	$1,074	$967
Equipment	4,597	3,453
Construction in progress	1,317	508
Property and equipment, gross	6,988	4,928
Accumulated depreciation	(3,059)	(2,616)
Total property and equipment, net	$3,929	$2,312
Construction in progress includes costs primarily related to data center network infrastructure.

Accrued Liabilities	September 26, 2026	December 27, 2025
	(In millions)
Customer-related liabilities	$1,405	$1,194
Accrued marketing programs	1,131	1,454
Accrued compensation and benefits	2,270	1,645
Other accrued expenses and liabilities	1,425	957
Total accrued liabilities	$6,231	$5,250
Revenue
Revenue allocated to remaining performance obligations that are unsatisfied or partially unsatisfied include amounts received from customers and amounts that will be invoiced and recognized as revenue in future periods for development and engineering services, IP licensing, and product revenue. As of September 26, 2026, the aggregate transaction price allocated to remaining performance obligations under contracts with an original expected duration of more than one year was $246 million, of which $180 million is expected to be recognized in the next 12 months. The revenue allocated to remaining performance obligations does not include amounts which have an original expected duration of one year or less.
Revenue recognized over time associated with custom products and development services accounted for approximately 3% and 4% of the Company’s revenue for the three and nine months ended September 26, 2026, and 9% and 10% of the Company’s revenue for the three and nine months ended September 27, 2025, respectively.

Other Income (Expense), Net	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions)
Interest income	$123	$55	$336	$137
Gains from long-term investments, net	67	26	616	85
Change in fair value of warrant liability	(1,097)	—	(1,097)	—
Other income (expense)	5	1	6	(3)
Other income (expense), net	$(902)	$82	$(139)	$219
See Note 14 – Common Stock and Stock-based Compensation for information on change in fair value of warrant liability.
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

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions)
Net revenue:
Data Center	$8,546	$4,341	$21,039	$11,255
Client and Gaming
Client	2,949	2,750	8,896	7,543
Gaming	773	1,298	2,272	3,067
Total Client and Gaming	3,722	4,048	11,168	10,610
Embedded	1,109	857	2,959	2,504
Total net revenue	$13,377	$9,246	$35,166	$24,369

Cost of sales and operating expenses:
Data Center	$5,664	$3,267	$14,455	$9,404
Client and Gaming	3,149	3,181	9,438	8,480
Embedded	656	574	1,782	1,618
All other	1,076	954	3,193	2,925
Total cost of sales and operating expenses	$10,545	$7,976	$28,868	$22,427

Operating income (loss):
Data Center	$2,882	$1,074	$6,584	$1,851
Client and Gaming	573	867	1,730	2,130
Embedded	453	283	1,177	886
All other (1)	(1,076)	(954)	(3,193)	(2,925)
Total operating income (loss)	$2,832	$1,270	$6,298	$1,942

(1)
For the three and nine months ended September 26, 2026, all other operating losses primarily included $534 million and $1.6 billion of amortization of acquisition-related intangibles, and $523 million and $1.5 billion of stock-based compensation expense, respectively.

For the three and nine months ended September 27, 2025, all other operating losses primarily included $562 million and $1.7 billion of amortization of acquisition-related intangibles, and $419 million and $1.2 billion of stock-based compensation expense, respectively.

NOTE 5 – Acquisitions and Divestitures
Pending Acquisitions
In August 2026, the Company entered into a definitive agreement to acquire Taalas Inc., a developer of specialized inference silicon, in a cash and stock transaction valued at approximately $2.9 billion, including contingent consideration of up to approximately $1.4 billion. In September 2026, the Company entered into a definitive agreement to acquire World Labs Technologies, Inc., a model research lab focused on spatial intelligence, in an all-stock transaction valued at approximately $8.2 billion. The acquisitions are expected to close by the end of 2026, subject to regulatory approvals and customary closing conditions.
ZT Systems Acquisition and ZT Manufacturing Business Divestiture
In March 2025, the Company completed the acquisition of ZT Group Int’l, Inc. (ZT Systems), a provider of data center and general-purpose compute infrastructure for hyperscale computing companies, for total purchase consideration of $4.4 billion, consisting of $3.2 billion in cash, $860 million in shares of AMD common stock and $361 million of contingent consideration. The contingent consideration was settled in October 2025 upon full satisfaction of the applicable contingencies. The acquisition supports the Company’s ability to deliver end-to-end AI solutions and accelerate the design and deployment of AMD-powered super intelligence (SI) infrastructure at scale optimized for the cloud.
The Company retained select intellectual property and employees associated with the design operations, the results of which are included in the Data Center segment within continuing operations and are not material. Goodwill, assigned to the Data Center reporting unit and primarily attributed to assembled workforce, is not deductible for income tax purposes. The data center infrastructure manufacturing business (ZT Manufacturing Business) was classified as held for sale upon acquisition and was divested in October 2025, and its results are presented as discontinued operations.
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
In October 2025, the Company completed the sale of the ZT Manufacturing Business to Sanmina Corporation (Sanmina) for $2.4 billion in cash, subject to certain purchase price adjustments and 1,151,052 shares of Sanmina common stock. Upon close of the sale, the Company received cash of $1.4 billion, net of cash divested and purchase price adjustments, and shares of Sanmina common stock valued at $154 million. During the nine months ended September 26, 2026, the Company made a payment of $243 million related to customary post-closing net working capital adjustments, including adjustments resulting from measurement period adjustments related to the acquisition of ZT Systems.

The Company is also eligible to receive additional cash consideration of up to $450 million to the extent certain conditions are met following the close of the sale through 2028 (Earn-out). The Company applied the loss recovery approach, under which the difference between the fair value of the consideration received, excluding the Earn-out, and the carrying amount of the net assets disposed, is recognized as an earn-out receivable, to the extent it is probable of being received. As of September 26, 2026, the earn-out receivable of $348 million was recorded within Other non-current assets in the Company’s Consolidated Balance Sheets, and is subject to impairment assessment at the end of each reporting period prior to receipt of payment. The Company also entered into a Manufacturing Services Agreement with Sanmina with an initial term of five years.
Since the ZT Manufacturing Business was classified as held for sale upon acquisition and sold in October 2025, pro forma combined results were deemed immaterial and omitted.
Other Acquisitions
For the current and prior periods presented, the Company also completed acquisitions that were immaterial both individually and in aggregate.
NOTE 6 – Goodwill and Acquisition-related Intangibles, net
Goodwill
The following table summarizes Goodwill:

(in millions)	Data Center	Embedded	Client and Gaming	Total
December 27, 2025	$3,690	$21,072	$364	$25,126
Measurement period adjustments related to prior acquisitions	218	—	—	218
Current period acquisitions	126	—	—	126
September 26, 2026	$4,034	$21,072	$364	$25,470
Acquisition-related Intangibles, net
The following table summarizes Acquisition-related Intangible Assets:

	September 26, 2026			December 27, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Developed technology	$13,624	$(4,339)	$9,285	$13,599	$(3,560)	$10,039
Customer relationships	12,324	(7,059)	5,265	12,324	(6,267)	6,057
Product trademarks	914	(363)	551	914	(305)	609
Total acquisition-related intangible assets, net	$26,862	$(11,761)	$15,101	$26,837	$(10,132)	$16,705
Acquisition-related intangible amortization expense was $534 million and $1.6 billion for the three and nine months ended September 26, 2026, respectively. Acquisition-related intangible amortization expense was $562 million and $1.7 billion for the three and nine months ended September 27, 2025, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of September 26, 2026, and assuming no subsequent impairment of the underlying assets, the estimated future annual amortization expense for acquisition-related intangibles is as follows:

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
	(In millions)
Future annual amortization	$527	$2,042	$1,929	$1,697	$1,457	$7,449	$15,101

NOTE 7 – Equity Method Investments
The Company has investments accounted for under the equity method, which are considered related parties. The carrying value of the Company’s investments accounted for under the equity method was $306 million and $176 million as of September 26, 2026 and December 27, 2025, respectively, and is recorded within Other non-current assets on the Company’s Consolidated Balance Sheets.
The Company’s transactions with these related parties consist primarily of assembly, test, mark and packaging (ATMP) services provided in the ordinary course of business. Purchases from related parties during the three and nine months ended September 26, 2026 were $581 million and $1.8 billion, respectively, and during the three and nine months ended September 27, 2025 were $483 million and $1.5 billion, respectively. Amounts payable to related parties were $606 million and $408 million as of September 26, 2026 and December 27, 2025, respectively, and are recorded within Accounts payable on the Company’s Consolidated Balance Sheets. The Company also has a $100 million term loan receivable outstanding from one of the investees as of September 26, 2026 and December 27, 2025, bearing interest at a variable rate plus a margin payable quarterly, recorded with related interest receivable within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.
Equity income from these investees, recorded in Equity income in investee on the Company’s Consolidated Statements of Operations, was not material for the three and nine months ended September 26, 2026 and September 27, 2025.
NOTE 8 – Financial Instruments
Financial Instruments Recorded at Fair Value on a Recurring Basis

	September 26, 2026				December 27, 2025
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,252	$—	$—	$1,252	$620	$—	$—	$620
Corporate debt securities	—	1,427	—	1,427	—	1,869	—	1,869
U.S. government and agency securities	1,682	1,021	—	2,703	1,148	300	—	1,448
Non-U.S. government and agency securities	—	250	—	250	—	245	—	245
Time deposits and certificates of deposits	—	104	—	104	—	173	—	173
Short-term investments
Corporate debt securities	—	5,931	—	5,931	—	3,107	—	3,107
U.S. government and agency securities	1,584	741	—	2,325	901	718	—	1,619
Non-U.S. government and agency securities	—	11	—	11	—	256	—	256
Time deposits and certificates of deposits	—	86	—	86	—	10	—	10
Asset-backed and mortgage-backed securities	—	18	—	18	—	22	—	22
Other non-current assets
Long-term investments	1,253	69	26	1,348	198	—	202	400
Deferred compensation plan investments	329	—	—	329	257	—	—	257
Total assets measured at fair value	$6,100	$9,658	$26	$15,784	$3,124	$6,700	$202	$10,026

The following is a summary of cash equivalents and short-term investments:

	September 26, 2026				December 27, 2025
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)				(in millions)
Money market funds	$1,252	$—	$—	$1,252	$620	$—	$—	$620
Corporate debt securities	7,422	—	(64)	7,358	4,974	2	—	4,976
U.S. government and agency securities	5,050	—	(22)	5,028	3,065	2	—	3,067
Non-U.S. government and agency securities	261	—	—	261	501	—	—	501
Time deposits and certificates of deposits	190	—	—	190	183	—	—	183
Asset-backed and mortgage-backed securities	19	—	(1)	18	23	—	(1)	22
	$14,194	$—	$(87)	$14,107	$9,366	$4	$(1)	$9,369
As of September 26, 2026 and December 27, 2025, the Company did not have material available-for-sale debt securities which had been in a continuous unrealized loss position of more than twelve months.
The contractual maturities of available-for-sale debt securities are as follows:

	September 26, 2026		December 27, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Due within 1 year	$7,351	$7,347	$6,528	$6,528
Due in 1 year through 5 years	5,572	5,490	2,195	2,199
Due in 5 years and later	19	18	23	22
	$12,942	$12,855	$8,746	$8,749
Long-term investments measured at fair value on a recurring basis consist primarily of marketable equity securities of publicly traded companies, including warrants, and other instruments. As of September 26, 2026, net unrealized gains from marketable equity securities were $485 million and were not material as of December 27, 2025. As of September 26, 2026 and December 27, 2025, these investments included $1.1 billion and $178 million, respectively, of aggregate fair value of marketable equity securities which are subject to time-based contractual sale restrictions that expire through October 2028.
Deferred compensation plan investments are primarily mutual fund investments held in a Rabbi trust established to maintain the Company’s executive deferred compensation plan.
Financial Instruments Not Recorded at Fair Value
The carrying amounts and estimated fair values of the Company’s current and long-term debt are as follows:

	September 26, 2026		December 27, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)		(In millions)
Current portion of long-term debt, net	$—	$—	$874	$879
Long-term debt	$7,079	$6,753	$2,348	$2,246

The estimated fair value of the Company’s long-term debt is based on Level 2 inputs of quoted prices for the Company’s debt and comparable instruments in inactive markets.
The fair value of the Company’s accounts receivable, accounts payable and other short-term obligations approximate their carrying value based on existing terms.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
Non-marketable equity securities and other instruments, which primarily consist of investments in privately held SI and emerging technology companies, are accounted for under the measurement alternative and are measured at fair value on a non-recurring basis when there is an observable price change or impairment. These fair value measurements are classified within Level 3 of the fair value hierarchy and are determined using valuation models that incorporate unobservable inputs. Certain of the Company’s investments in privately held cloud and SI infrastructure companies are variable interests in variable interest entities (VIEs). See Note 12 – Variable Interest Entities.
As of September 26, 2026 and December 27, 2025, the carrying value of these investments was $1.9 billion and $1.1 billion, respectively, which included cumulative gross unrealized gains of $145 million and $291 million, respectively. Gross unrealized gains were $155 million and $107 million during the nine months ended September 26, 2026 and September 27, 2025, respectively, and were not material during the three-month periods. Gross unrealized losses and impairments for all periods presented, including on a cumulative basis, were not material.
Hedging Transactions and Derivative Financial Instruments
Foreign Currency Forward Contracts Designated as Accounting Hedges
The Company enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in currencies other than the U.S. Dollar. These contracts generally mature within 24 months and are designated as accounting hedges. As of September 26, 2026 and December 27, 2025, the notional value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $3.2 billion and $2.3 billion, respectively. The fair value of these contracts, on a gross basis, was not material as of September 26, 2026 and December 27, 2025.
Foreign Currency Forward Contracts Not Designated as Accounting Hedges
The Company also enters into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations on certain receivables or payables denominated in currencies other than the U.S. Dollar. These forward contracts generally mature within 3 months and are not designated as accounting hedges. As of September 26, 2026 and December 27, 2025, the notional value of these outstanding contracts was $3.0 billion and $1.1 billion, respectively. The fair value of these contracts, on a gross basis, was not material as of September 26, 2026 and December 27, 2025.
Credit Derivatives
The Company has entered into guarantees to provide credit support for payment obligations of certain commercial partners, in the event of their default, to support their development of data center infrastructure. These guarantees, which include data center lease guarantees and commercial partner debt guarantees, are accounted for as credit derivatives and recorded at fair value on a recurring basis within Other current liabilities and Other long-term liabilities, with changes in fair value recognized in Other income (expense), net. The fair value of these credit derivatives is classified within Level 3 of the fair value hierarchy and is determined using valuation models that incorporate unobservable inputs, including, where applicable, lease rates, obligor credit ratings, credit spreads and default rates that were based on estimates applicable to obligors with comparable credit risk profiles. As of September 26, 2026, no commercial partner was in default and no amounts had been paid under these guarantees.
Data center lease guarantees. These guarantees cover certain commercial partners' data center lease obligations to third-party landlords. As of September 26, 2026, the maximum gross exposure was $7.7 billion over remaining terms of up to 15 years, and decreases as commercial partners satisfy their payment obligations. Upon a commercial partner’s default, the Company may assume the underlying leases for internal use, or assign or sublease to third parties. The guarantees may terminate upon the occurrence of certain events. As of September 26, 2026, the fair value of these data center lease guarantees, and the related gains and losses for the three and nine months ended September 26, 2026, were not material to the financial statements.

Commercial partner debt guarantees. These guarantees cover certain commercial partners' borrowings used to finance data center infrastructure. As of September 26, 2026, the maximum gross exposure was $750 million with remaining terms of up to 6 months. Upon a commercial partner’s default, the Company will be required to repay the related borrowings, and may receive recovery from the commercial partner or the underlying data center assets. As of September 26, 2026, the fair value of these debt guarantees, and the related gains and losses for the three and nine months ended September 26, 2026, were not material to the financial statements.
NOTE 9 – Debt, Revolving Credit Facility and Commercial Paper Program
Debt
The Company’s debt as of September 26, 2026 and December 27, 2025 consisted of the following:

	September 26, 2026	December 27, 2025
	(In millions)
4.212% Senior Notes Due 2026 (4.212% Notes)	$—	$875
4.319% Senior Notes Due 2028 (4.319% Notes)	625	625
4.600% Senior Notes Due 2029 (4.600% Notes)	1,250	—
2.375% Senior Notes Due 2030 (2.375% Notes)	750	750
5.000% Senior Notes Due 2031 (5.000% Notes)	1,500	—
3.924% Senior Notes Due 2032 (3.924% Notes)	500	500
5.250% Senior Notes Due 2033 (5.250% Notes)	1,000	—
5.500% Senior Notes Due 2036 (5.500% Notes)	1,000	—
4.393% Senior Notes Due 2052 (4.393% Notes)	500	500
Total debt (principal amount)	7,125	3,250
Unamortized debt discount and issuance costs	(46)	(28)
Total debt (net)	7,079	3,222
Less: current portion of long-term debt and related unamortized debt issuance costs	—	(874)
Total long-term debt (net)	$7,079	$2,348
Senior Notes
The Company repaid in full the $875 million aggregate principal amount of its 4.212% Senior Notes as the notes matured in September 2026.
The Company's senior notes are general unsecured senior obligations with semi-annual fixed interest payments. On August 17, 2026, the Company issued $4.75 billion aggregate principal amount of senior notes consisting of $1.25 billion of 4.600% Notes, $1.50 billion of 5.000% Notes, $1.00 billion of 5.250% Notes and $1.00 billion of 5.500% Notes (collectively, the August 2026 Notes), payable semi-annually on February 17 and August 17 of each year, commencing February 17, 2027. The 4.319% Notes pay interest on March 24 and September 24 of each year. The 2.375% Notes, 3.924% Notes and 4.393% Notes pay interest on June 1 and December 1 of each year.
Each series of the Company's senior notes is redeemable at the Company's option prior to maturity, subject to certain conditions, including payment of a make-whole premium. Holders of all series except the 2.375% Notes have the right to require the Company to repurchase their notes at 101% of the principal amount plus accrued and unpaid interest upon a change of control. An event of default may accelerate the maturity of any series. As of September 26, 2026, the Company was in compliance with the covenants associated with all of its notes.

Revolving Credit Facility
The Company entered into a five-year, $5.0 billion unsecured revolving credit facility (the Revolving Facility) in May 2026 to replace its prior $3.0 billion facility. Subject to certain conditions, the Company may borrow, repay and reborrow under the Revolving Facility, with up to $250 million available for letters of credit, which reduces the aggregate amount otherwise available for revolving loans. Borrowings bear interest at variable market rates plus an applicable margin based on the Company's credit ratings. The Company pays a commitment fee on unused commitments. As of September 26, 2026 and December 27, 2025, the Company had no outstanding balance under the Revolving Facility and was in compliance with all associated covenants.
Commercial Paper
The Company has a commercial paper program under which it can issue unsecured commercial paper notes. In May 2026, the Company increased to $5.5 billion, from $3.0 billion, the maximum aggregate amount outstanding at any time of unsecured commercial paper notes which the Company may issue on a private placement basis. The Company can issue unsecured commercial paper notes at any time with maturities of up to 397 days from the date of issue. The commercial paper will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance. As of September 26, 2026 and December 27, 2025, the Company had no commercial paper outstanding.
NOTE 10 – Leases
The Company’s leases consist primarily of operating leases of data centers, research and development facilities and equipment that expire through fiscal year 2038. These include leases for general corporate purposes and data centers, including data center leases related to the development of SI infrastructure that have been subleased or are expected to be assigned or subleased to commercial partners.
Total net lease expense, which includes variable lease expense, was $112 million and $280 million for the three and nine months ended September 26, 2026, respectively, and $78 million and $217 million for the three and nine months ended September 27, 2025, respectively. Variable lease expense, primarily operating expenses and property taxes for leased facilities, was not material. Certain leases contain payment escalations based on changes in the consumer price index. The Company’s finance and short-term leases are not material.
For the nine months ended September 26, 2026 and September 27, 2025, cash paid for operating leases included in operating cash flows was $189 million and $131 million, respectively.
Supplemental information related to the Company’s operating leases were as follows:

	September 26, 2026	December 27, 2025
Weighted-average remaining lease term in years	9.08	6.95
Weighted-average discount rate	5.00%	4.74%
Future minimum lease payments under non-cancellable operating lease liabilities as of September 26, 2026 were as follows:

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
	(In millions)
Minimum lease payments	$112	$349	$283	$285	$281	$1,357	$2,667
Less: imputed interest							(535)
Present value of minimum lease payments							2,132
Less: current portion							(295)
Total long-term operating lease liabilities							$1,837
The table above excludes leases that have not yet commenced. See Note 11 – Commitments and Contingencies. As of September 26, 2026 and December 27, 2025, operating lease right-of-use assets were $2.2 billion and $790 million, respectively, and are recorded within Other non-current assets on the Company's Condensed Consolidated Balance Sheets. The current portion of operating lease liabilities is recorded within Other current liabilities on the Company's Condensed Consolidated Balance Sheets.

Subleases
The Company subleases certain data center facilities to commercial partners under operating leases that expire through fiscal year 2036 and remains as the primary obligor under the original leases. Sublease income, recorded as a reduction of lease expense within operating expenses, was not material for the three and nine months ended September 26, 2026 and September 27, 2025.
Future lease payments to be received under noncancellable operating subleases as of September 26, 2026 were as follows (in millions):

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
Future sublease payments to be received	$—	$80	$83	$86	$88	$559	$896

NOTE 11 – Commitments and Contingencies
Unconditional Commitments
The Company enters into commitments to secure supply of components and manufacturing services, primarily through obligations under purchase orders and contractual agreements to purchase wafers, substrates, memory, other components, and assembly, test, mark and packaging services for manufacturing. The Company also enters into multi-year arrangements with cloud service providers (CSPs) for compute capacity to be used primarily for internal research and development activities, and various licenses and service agreements. These commitments are unconditional obligations that are noncancellable or for which cancellation would result in significant penalties. The Company continually works with suppliers and partners on the timing of payments and deliveries of commitments, taking into account business conditions. Future purchase commitments related to the Company’s operations as of September 26, 2026 were as follows (in millions):

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
Purchase commitments	$11,218	$22,206	$4,959	$3,786	$4,231	$2,361	$48,761
Other Commitments
Leases not yet commenced. The Company has entered into leases for data center and general corporate purposes that have not yet commenced. As of September 26, 2026, these leases had aggregate future payments of $0.2 billion and terms of 7 to 10 years, and are expected to commence beginning in the first quarter of fiscal year 2027.
Equity investment. As of September 26, 2026, the Company had commitments to make equity investments of up to $5.1 billion, primarily in privately held companies that develop SI and other technologies, including early-stage companies. These commitments are subject to certain conditions and the investments are expected to be made through fiscal year 2028. In addition to these commitments, the Company invested $1.0 billion in an equity offering of a public company in October 2026.
Additional Commitments
The Company has also entered into arrangements that are intended to support the development of the broader SI infrastructure and expand access to the Company’s AI technologies. These arrangements consist of commitments for cloud compute capacity and data center leases, both of which are made available to third parties, as well as guarantees.

Cloud compute. Under cloud compute capacity arrangements, the Company commits to purchase GPU compute capacity from CSPs, either to the extent the capacity is not purchased by third-party customers, or for capacity reserved by the Company that it may sell or assign to third parties. The amounts represent the Company’s maximum commitments, which are reduced as third-party customers pay for such capacity. Future commitments related to cloud compute capacity arrangements as of September 26, 2026 were as follows (in millions):

Fiscal Year	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
Cloud compute	$96	$1,419	$1,557	$1,518	$943	$642	$6,175
Data center leases not yet commenced. The Company has entered into data center leases that have not yet commenced and are expected to be assigned or subleased to commercial partners. As of September 26, 2026, these leases had aggregate future payments of $13.3 billion and terms of 10 to 15 years, and are expected to commence beginning in the second quarter of fiscal year 2027.
Guarantees. The Company provides credit support to certain commercial partners in the form of guarantees of their lease and debt obligations in the event of their default. As of September 26, 2026, the maximum potential amount of future payments under these guarantees was $8.5 billion, with remaining terms of up to 15 years. Refer to Note 8 – Financial Instruments.
Contingencies
During the quarter ended September 26, 2026, there were no material legal proceedings. The Company is a defendant or plaintiff in various actions that arose in the normal course of business. With respect to these matters, based on management’s current knowledge, the Company believes that the amount or range of reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE 12 - Variable Interest Entities
The Company holds various forms of interests in VIEs, including investments in certain privately held cloud and SI infrastructure companies, credit derivatives, commitments to purchase cloud compute capacity from certain CSPs, and subleases of certain data center facilities to commercial partners. The Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of these entities. Therefore, the Company is not the primary beneficiary, and these VIEs are not consolidated within its financial statements.
The Company’s investments in VIEs consist of non-marketable equity securities and are recorded within Other non-current assets, and the maximum exposure is limited to their carrying value. The Company has provided certain guarantees to VIEs that are accounted for as credit derivatives. The Company has interests in the forms of subleases of certain data center facilities to commercial partners that are VIEs. In addition, the Company entered into certain cloud compute capacity commitments with CSPs that are VIEs. See Note 8 – Financial Instruments, Note 10 – Leases and Note 11 – Commitments and Contingencies for further information on non-marketable equity investments, guarantees, leases and commitments.

NOTE 13 – Earnings Per Share
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions, except per share amounts)
Numerator
Income from continuing operations	$2,428	$1,172	$6,105	$2,649
Income from discontinued operations	—	71	3	175
Net income	$2,428	$1,243	$6,108	$2,824

Denominator
Basic weighted average shares	1,636	1,626	1,633	1,623
Potentially dilutive shares from employee equity plans	25	15	24	9
Diluted weighted average shares	1,661	1,641	1,657	1,632

Earnings per share:
Basic earnings from continuing operations	$1.48	$0.72	$3.74	$1.63
Basic earnings from discontinued operations	—	0.04	—	0.11
Basic earnings per share	$1.48	$0.76	$3.74	$1.74

Diluted earnings from continuing operations	$1.46	$0.71	$3.69	$1.62
Diluted earnings from discontinued operations	—	0.04	—	0.11
Diluted earnings per share	$1.46	$0.75	$3.69	$1.73
Securities which would have been anti-dilutive are not material and are excluded from the computation of diluted earnings per share for all periods presented. Shares issuable upon the exercise of warrants issued to customers are considered contingently issuable and are excluded from the computation of basic and diluted earnings per share until all the conditions for the warrants to become vested and exercisable have been satisfied.
NOTE 14 – Common Stock and Stock-based Compensation
Common Stock
Shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions)
Balance, beginning of period	1,632	1,622	1,630	1,622
Common stock issued under employee equity plans	11	9	15	13
Common stock repurchases for tax withholding on equity awards	(3)	(3)	(4)	(3)
Repurchases of common stock	—	—	(1)	(12)
Common stock issued in the acquisition of ZT Systems	—	—	—	8
Balance, end of period	1,640	1,628	1,640	1,628

Treasury Stock
During the three and nine months ended September 26, 2026, the Company retired 3.5 million and 70.4 million of treasury shares, respectively, which returned to the status of authorized but unissued shares. The excess of purchase price over par value was allocated between additional paid-in capital and retained earnings.
Stock Repurchase Program
The Company has a stock repurchase program with total repurchase authority of $14 billion. During the nine months ended September 26, 2026, the Company repurchased 1.1 million shares of its common stock for $221 million, excluding the 1% excise tax on stock repurchases under the Inflation Reduction Act of 2022. As of September 26, 2026, $9.2 billion remained available for future stock repurchases. The program does not obligate the Company to acquire any common stock, has no termination date and may be suspended or discontinued at any time.
Warrants Issued to Customers
The Company issued warrants to two customers in October 2025 and February 2026, each entitling the holder the right to purchase up to 160 million shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants vest in tranches as the customers reach specified purchase milestones and the Company’s stock price meets specified targets, including, for certain tranches, stock price performance relative to a market index. Each tranche becomes exercisable only after specified technical and commercial conditions are met by the customers. Each warrant expires five years from its issuance date, and is not settleable in cash. Upon exercise, the Company will issue shares of common stock.
Fair value is based on the estimated probability of the customers meeting the conditions for exercisability and on market-based assumptions. The weighted-average grant-date fair value of warrants outstanding was $14.25 per share. Grant-date fair values were estimated using a Monte Carlo simulation with the following assumptions:

Expected volatility	49% - 56%
Risk-free interest rate	3.56% - 3.69%
Expected dividends	—%
Expected terms (in years)	5
Expected volatility was based on historical and implied volatility of the Company's common stock, the risk-free interest rate was based on U.S. Treasury yields and the expected term was based on the contractual term of the warrants. For certain tranches, the Monte Carlo simulation also incorporated the historical correlation of the Company's stock price returns with a market index. As of September 26, 2026, the weighted-average fair value of the warrants was $178.58 per share, based on the Company’s updated probability of the customers meeting the conditions required for exercisability and primarily on its closing stock price as most market conditions had been met.
As of September 26, 2026, the Company had a warrant liability of $1.2 billion, representing the fair value of the warrants attributable to qualifying customer revenue recorded to date. During the three and nine months ended September 26, 2026, the Company recorded a noncash charge of $1.2 billion, primarily related to a loss from remeasurement of the warrant liability based on the change in fair value of the warrants within Other income (expense), net. The unrecognized grant-date fair value of the unvested warrants was $4.5 billion, representing the remaining value that would be recorded as a reduction of revenue proportionally as qualifying customer revenue is recognized. As of September 26, 2026, no warrant shares had vested or become exercisable, or been exercised, forfeited or expired. No warrant liability had been reclassified to Additional paid-in capital.

Stock-based Compensation
Stock-based compensation expense recorded in the Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions)
Cost of sales	$9	$7	$25	$18
Research and development	418	333	1,197	905
Marketing, general and administrative	96	79	291	229
Total	$523	$419	$1,513	$1,152
In May 2026, the Company amended and restated its 2023 Equity Incentive Plan (the Plan), increasing the authorized shares for issuance under the Plan by 65 million to a total of 153 million shares of common stock. As of September 26, 2026, 104 million shares of common stock remained available for issuance under the Plan.
NOTE 15 – Income Taxes
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to the year-to-date results, adjusted for tax items discrete to each period.
Continuing Operations
For the three and nine months ended September 26, 2026, the Company recorded an income tax benefit from continuing operations of $555 million and $65 million representing an effective tax rate of (29.6)% and (1.1)%, respectively. The tax benefit for both periods reflected the income tax benefit from foreign-derived deduction eligible income (FDDEI) and research and development (R&D) tax credits. In addition, the tax benefit for the three and nine months ended September 26, 2026 also included a discrete tax benefit related to stock-based compensation of $772 million and $918 million, respectively.
For the three and nine months ended September 27, 2025, the Company recorded an income tax provision from continuing operations of $153 million and an income tax benefit of $558 million representing an effective tax rate of 11.5% and (26.7)%, respectively. The tax provision (benefit) for both periods reflected the income tax benefit from foreign-derived intangible income (FDII) and R&D tax credits, partially offset by the tax rate detriment from foreign earnings, as well as a discrete tax benefit related to stock-based compensation. In addition, the tax benefit for the nine months ended September 27, 2025 also included a discrete tax benefit of $853 million related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the Internal Revenue Service (IRS) in April 2025.
As of September 26, 2026 and December 27, 2025, the Company had long-term income tax liabilities related to unrecognized tax benefits, which included interest and penalties, of $905 million and $806 million, respectively, recorded under Other long-term liabilities in the Company’s Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements and should not be relied upon as predictions of future events, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates,” or the negative of these words and phrases, other variations of these words and phrases or comparable terminology. The forward-looking statements relate to, among other things: possible impact of future accounting rules on AMD’s condensed consolidated financial statements; demand for AMD’s products; AMD’s strategy and expected benefits; the growth, change and competitive landscape of the markets in which AMD participates; the expectation that international sales will continue to be a significant portion of total sales in the foreseeable future; the expectation that AMD’s cash, cash equivalents, short-term investments and cash flows from operations along with our revolving credit facility and our commercial paper program will be sufficient to fund AMD’s operations, capital expenditures, commitments and strategic activities over the next 12 months and beyond; AMD’s ability to access capital markets; AMD’s expectation that based on management’s current knowledge, the potential liability related to AMD’s current litigation will not have a material adverse effect on its financial positions, results of operations or cash flows; anticipated ongoing and increased costs related to enhancing and implementing information security controls; the expectation that revenue allocated to remaining performance obligations that are unsatisfied will be recognized in the next 12 months; that a small number of customers will continue to account for a substantial part of AMD’s revenue and receivables in the future; the expected implications from the development of the legal and regulatory environment relating to emerging technologies, such as SI; AMD’s expectation to utilize the cloud service capacity in its operations or assign the capacity; AMD’s ability to achieve its corporate responsibility initiatives; compliance costs associated with new or developing sustainability laws and requirements; expected future SI technology trends, developments and growth; the expected timing and benefits of pending acquisitions; the extent of impact of export restrictions imposed by the U.S. on our business; AMD’s future investment commitments and commencement of future payments under leases for data center and general corporate purposes, and equity investments; the potential impact of changes in AMD’s stock price and other assumptions on the fair value of customer warrants and AMD’s GAAP earnings; and AMD’s expectation to fund stock repurchases through cash generated from operations. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (SEC) reports and filings. We assume no obligation to update forward-looking statements.
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
In this section, we will describe the general financial condition and the results of operations of Advanced Micro Devices, Inc. and its wholly-owned subsidiaries (collectively, “we”, “us,” “our”, “AMD” or the “Company”), including a discussion of our results of operations for the three and nine months ended September 26, 2026 compared to the prior year period and an analysis of changes in our financial condition.
Net revenue for the three months ended September 26, 2026 was $13.4 billion, a 45% increase compared to the prior year period. The increase in net revenue was driven by an increase in Data Center segment revenue primarily driven by the strong demand for our AMD EPYC™ processors and the launch of our AMD Instinct™ MI450 Series GPUs, and an increase in Embedded segment revenue as demand strengthened across end markets, partially offset by a decrease in our Client and Gaming segment revenue primarily due to lower demand for semi-custom products.
Gross margin for the three months ended September 26, 2026 was 54% compared to gross margin of 52% for the prior year period, a 2 percentage point increase primarily driven by a favorable product mix, including higher Data Center segment revenue.
Operating income for the three months ended September 26, 2026 was $2.8 billion compared to operating income of $1.3 billion for the prior year period. The increase in operating income was due to higher gross profit, partially offset by higher operating expenses. Net income for the three months ended September 26, 2026 was $2.4 billion compared to net income of $1.2 billion for the prior year period. The increase in net income was primarily driven by higher operating income.
As of September 26, 2026, our cash, cash equivalents and short-term investments were $15.8 billion compared to $10.6 billion as of December 27, 2025. During the nine months ended September 26, 2026, we generated $6.5 billion of cash from operating activities and we returned $221 million to stockholders through the repurchase of common stock under our stock repurchase program (Repurchase Program).

In August and September 2026, we entered into definitive agreements to acquire Taalas Inc. and World Labs Technologies, Inc. to strengthen our model research and inference capabilities and development of future super intelligence (SI) hardware, software and systems. The acquisitions are expected to close in the fourth quarter of fiscal year 2026, subject to regulatory approvals and customary closing conditions.
In August 2026, we issued $4.75 billion in aggregate principal amount of senior notes, with proceeds intended for general corporate purposes, including the repayment of debt. We also repaid in full the $875 million aggregate principal amount of our 4.212% Senior Notes as the notes matured in September 2026.
We have entered and may continue to enter into commercial arrangements to support our operations and anticipated growth, as well as the development of the broader SI infrastructure ecosystem by customers and commercial partners and expand access to our AI technologies. These arrangements include long-term capacity purchase agreements, cloud compute capacity commitments, leases (including leases for general corporate purposes and data center leases), lease guarantees and other credit support and financing arrangements. Under our cloud compute capacity arrangements, we have committed, and expect to continue to commit in the future, to purchase GPU compute capacity from cloud service providers (CSPs) either to the extent it is not successfully placed with third-party customers, or for capacity we reserved and may sell or assign to third parties. We entered into data center leases which we expect to assign or sublease to commercial partners, and provided credit support to certain commercial partners in the form of guarantees of their lease and debt obligations in the event of their default. See Note 8 - Financial Instruments, Note 10 - Leases and Note 11 - Commitments and Contingencies in Part 1, Item 1 of this Form 10-Q.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to our revenue, inventories, goodwill, long-lived and intangible assets, business combination accounting, warrants issued to customers and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
Warrants Issued to Customers. Fair value is based on the estimated probability of the customers meeting the technical and commercial conditions required for exercisability and on market-based assumptions. The estimate of the probability of meeting the technical and commercial conditions by the customers requires significant judgment in evaluating commercial, technical, market and third-party execution considerations. Market-based assumptions include our stock price, Monte Carlo simulation assumptions such as expected volatility, and historical correlation of our stock price returns with a market index. The warrant liability is dependent on our estimate of customers' total probable purchases which requires judgment.
There were no other significant changes for the three and nine months ended September 26, 2026 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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
The following table provides a summary of net revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(In millions)
Net revenue:
Data Center	$8,546	$4,341	$21,039	$11,255
Client and Gaming
Client	2,949	2,750	8,896	7,543
Gaming	773	1,298	2,272	3,067
Total Client and Gaming	3,722	4,048	11,168	10,610
Embedded	1,109	857	2,959	2,504
Total net revenue	$13,377	$9,246	$35,166	$24,369

Cost of sales and operating expenses:
Data Center	$5,664	$3,267	$14,455	$9,404
Client and Gaming	3,149	3,181	9,438	8,480
Embedded	656	574	1,782	1,618
All other	1,076	954	3,193	2,925
Total cost of sales and operating expenses	$10,545	$7,976	$28,868	$22,427

Operating income (loss):
Data Center	$2,882	$1,074	$6,584	$1,851
Client and Gaming	573	867	1,730	2,130
Embedded	453	283	1,177	886
All other	(1,076)	(954)	(3,193)	(2,925)
Total operating income (loss)	$2,832	$1,270	$6,298	$1,942
Data Center
Data Center net revenue of $8.5 billion for the three months ended September 26, 2026 increased by 97%, compared to net revenue of $4.3 billion for the prior year period. Data Center net revenue of $21.0 billion for the nine months ended September 26, 2026 increased by 87%, compared to net revenue of $11.3 billion for the prior year period. The increase in both periods was primarily driven by strong demand for our AMD EPYC processors and AMD Instinct GPUs.
Data Center operating income was $2.9 billion for the three months ended September 26, 2026, compared to operating income of $1.1 billion for the prior year period. Data Center operating income was $6.6 billion for the nine months ended September 26, 2026, compared to operating income of $1.9 billion for the prior year period. The increase in operating income in both periods was primarily driven by higher revenue, partially offset by higher cost of sales and operating expenses.

Client and Gaming
Client and Gaming net revenue of $3.7 billion for the three months ended September 26, 2026 decreased by 8%, compared to net revenue of $4.0 billion for the prior year period. Client and Gaming net revenue of $11.2 billion for the nine months ended September 26, 2026 increased by 5%, compared to net revenue of $10.6 billion for the prior year period.
Client net revenue of $2.9 billion for the three months ended September 26, 2026 increased by 7% compared to net revenue of $2.8 billion for the prior year period, primarily driven by a 6% increase in unit shipments of client processors and a 1% increase in average selling price of client processors. Client net revenue of $8.9 billion for the nine months ended September 26, 2026 increased by 18% compared to net revenue of $7.5 billion for the prior year period, primarily driven by a 21% increase in unit shipments of client processors, partially offset by a 2% decrease in average selling price of client processors. The increase in unit shipments in both periods was primarily driven by AMD RyzenTM mobile processors. The decrease in average selling price in the nine months period was primarily due to a shift in mix of Ryzen processor sales, including lower AMD Ryzen desktop processors sales.
Gaming net revenue of $0.8 billion for the three months ended September 26, 2026 decreased by 40% compared to net revenue of $1.3 billion for the prior year period. Gaming net revenue of $2.3 billion for the nine months ended September 26, 2026 decreased by 26% compared to net revenue of $3.1 billion for the prior year period. The decrease in both periods was primarily due to lower semi-custom revenue.
Client and Gaming operating income was $573 million for the three months ended September 26, 2026, compared to operating income of $867 million for the prior year period. The decrease in operating income was primarily due to lower revenue. Client and Gaming operating income was $1.7 billion for the nine months ended September 26, 2026, compared to operating income of $2.1 billion for the prior year period. The decrease in operating income was primarily due to higher cost of sales and operating expenses.
Embedded
Embedded net revenue of $1.1 billion for the three months ended September 26, 2026 increased by 29%, compared to net revenue of $857 million for the prior year period. Embedded net revenue of $3.0 billion for the nine months ended September 26, 2026 increased by 18%, compared to net revenue of $2.5 billion for the prior year period. Net revenue increased in both periods as demand strengthened across end markets.
Embedded operating income was $453 million for the three months ended September 26, 2026, compared to operating income of $283 million for the prior year period. Embedded operating income was $1.2 billion for the nine months ended September 26, 2026, compared to operating income of $886 million for the prior year period. The increase in operating income in both periods was primarily driven by higher revenue, partially offset by higher cost of sales and operating expenses.
All Other
All Other operating loss of $1.1 billion for the three months ended September 26, 2026 increased by 13% compared to All Other operating loss of $954 million for the prior year period. All Other operating loss of $3.2 billion for the nine months ended September 26, 2026 increased by 9%, compared to All Other operating loss of $2.9 billion for the prior year period. The increase in both periods was primarily due to higher stock-based compensation expense as a result of higher headcount, partially offset by a lower amortization of acquisition-related intangibles.
International Sales
International sales, based on billing location of customers who purchased directly from us, were 57% and 64% of net revenue for the three months ended September 26, 2026 and September 27, 2025, respectively, and 66% and 67% of net revenue for the nine months ended September 26, 2026 and September 27, 2025, respectively. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. Substantially all of our sales transactions were denominated in U.S. dollars.

Gross Margin and Expenses
The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	In millions, except percentages
Net revenue	$13,377	$9,246	$35,166	$24,369
Cost of sales	5,910	4,206	15,559	12,023
Amortization of acquisition-related intangibles	257	260	778	771
Gross profit	7,210	4,780	18,829	11,575
Gross margin	54%	52%	54%	47%
Research and development	2,803	2,139	7,728	5,761
Marketing, general and administrative	1,298	1,069	3,952	2,946
Amortization of acquisition-related intangibles	277	302	851	926
Interest expense	(62)	(37)	(136)	(95)
Other income (expense), net	(902)	82	(139)	219
Income tax provision (benefit)	(555)	153	(65)	(558)
Income from discontinued operations, net of tax	—	71	3	175
Gross Margin
Gross margin was 54% and 52% for the three months ended September 26, 2026 and September 27, 2025, respectively, where the increase was driven by a favorable product mix, including higher Data Center segment revenue. Gross margin was 54% and 47% for the nine months ended September 26, 2026 and September 27, 2025, respectively, where the increase was driven by the absence of inventory and related charges associated with the U.S. government export control on AMD Instinct MI308 Data Center GPU products that was recorded in the prior year period and a favorable product mix, including higher Data Center segment revenue.
Expenses
Research and Development (R&D) Expenses
R&D expenses of $2.8 billion for the three months ended September 26, 2026 increased by $0.7 billion, or 31%, compared to $2.1 billion for the prior year period. R&D expenses of $7.7 billion for the nine months ended September 26, 2026 increased by $2.0 billion, or 34%, compared to $5.8 billion for the prior year period. The increase in both periods was primarily due to higher employee-related costs from an increase in headcount as we continue to expand our data center silicon, systems and software capabilities.
Marketing, General and Administrative (MG&A) Expenses
MG&A expenses of $1.3 billion for the three months ended September 26, 2026 increased by $0.2 billion, or 21%, compared to $1.1 billion for the prior year period. MG&A expenses of $4.0 billion for the nine months ended September 26, 2026 increased by $1.0 billion, or 34%, compared to $2.9 billion for the prior year period. The increase in both periods was primarily due to an increase in go‑to‑market activities to support our revenue growth.
Amortization of Acquisition-Related Intangibles
Amortization of acquisition-related intangibles of $534 million for the three months ended September 26, 2026 decreased by $28 million, or 5%, compared to $562 million for the prior year period. Amortization of acquisition-related intangibles of $1.6 billion for the nine months ended September 26, 2026 decreased by $68 million, or 4%, compared to $1.7 billion for the prior year period. The decrease in both periods was primarily due to certain acquisition-related intangibles that were fully amortized in the prior fiscal year.

Interest Expense
Interest expense for the three and nine months ended September 26, 2026 was $62 million and $136 million, respectively. Interest expense for the three and nine months ended September 27, 2025 was $37 million and $95 million, respectively. The increase for both periods was primarily due to the issuance of the August 2026 Notes, partially offset by the repayment of the $875 million aggregate principal amount of our 4.212% Senior Notes.
Other Income (Expense), Net
Other income (expense), net primarily consists of change in fair value of warrant liability, interest income, gains and losses from investments, and foreign currency transaction gains and losses.
Other income (expense), net for the three months ended September 26, 2026 was $(902) million, a decrease of $984 million, compared to $82 million for the prior year period. Other income (expense), net for the nine months ended September 26, 2026 was $(139) million, a decrease of $358 million, compared to $219 million for the prior year period. The decrease in both periods was primarily driven by the change in fair value of warrant liability of $1.1 billion.
Income Taxes
We determine income taxes for interim reporting periods by applying our estimated annual effective tax rate to the year-to-date results and adjusted for tax items discrete to each period.
For the three and nine months ended September 26, 2026, we recorded an income tax benefit from continuing operations of $555 million and $65 million representing an effective tax rate of (29.6)% and (1.1)%, respectively. The tax benefit for both periods reflected the income tax benefit from foreign-derived deduction eligible income (FDDEI) and R&D tax credits. In addition, the tax benefit for the three and nine months ended September 26, 2026 also included a discrete tax benefit related to stock-based compensation of $772 million and $918 million, respectively.
For the three and nine months ended September 27, 2025, we recorded an income tax provision from continuing operations of $153 million and an income tax benefit of $558 million representing an effective tax rate of 11.5% and (26.7)%, respectively. The tax provision (benefit) for both periods reflected the income tax benefit from foreign-derived intangible income (FDII) and R&D tax credits, partially offset by the tax rate detriment from foreign earnings, as well as a discrete tax benefit related to stock-based compensation. In addition, the tax benefit for the nine months ended September 27, 2025 also included a discrete tax benefit of $853 million related to the release of uncertain tax positions pertaining to the reasonable cause relief for dual consolidated losses approved by the Internal Revenue Service (IRS) in April 2025.

Results of Discontinued Operations
Net income from discontinued operations for the nine months ended September 26, 2026 of $3 million included tax provision adjustments. Net income from discontinued operations for the three and nine months ended September 27, 2025 of $71 million and $175 million include the results of operations of the ZT Manufacturing Business, that was divested in October 2025. See Note 5 - Acquisitions and Divestitures in Part 1, Item 1 of this Form 10-Q.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of September 26, 2026 and December 27, 2025, our cash, cash equivalents and short-term investments were $15.8 billion and $10.6 billion, respectively. We also have a $5.0 billion unsecured revolving credit facility that expires in 2031 and a commercial paper program under which we may issue up to $5.5 billion of unsecured commercial paper notes with maturities of up to 397 days. We had no borrowings outstanding under either program as of September 26, 2026.
Material Cash Requirements
As of September 26, 2026, the aggregate principal amount of our debt was $7.1 billion, compared to $3.3 billion as of December 27, 2025, reflecting our issuance of senior notes in four tranches with an aggregate principal amount of $4.75 billion in August 2026, partially offset by the repayment of $875 million aggregate principal amount of our 4.212% Senior Notes due 2026 (4.212% Senior Notes) at maturity. Our outstanding debt matures between 2028 and 2052, with none due within the next 12 months.

In addition to our debt obligations, we have entered and may continue to enter into commercial arrangements to support our operations and anticipated growth as well as the development of the broader SI infrastructure ecosystem by our customers and commercial partners and expand access to our AI technologies. These arrangements include long-term capacity purchase agreements, cloud compute capacity commitments, leases (including leases for general corporate purposes and data center leases), lease guarantees and other credit support and financing arrangements.
As of September 26, 2026, unconditional commitments related to our operations were $48.8 billion, of which $33.4 billion is expected to be paid in the remainder of fiscal year 2026 and fiscal year 2027. We had future payments of $0.2 billion under leases for our operations that have not yet commenced and investment commitments of up to $5.1 billion. Commitments for cloud compute capacity arrangements that are intended to support the broader SI infrastructure development and expand access to our technologies were $6.2 billion, of which $1.5 billion is expected to be paid in the remainder of fiscal year 2026 and fiscal year 2027. Future payments under data center leases not yet commenced that we expect to assign or sublease to commercial partners were $13.3 billion, and the maximum potential amount of future payments under our guarantees was $8.5 billion. Remaining payments under leases recognized on our condensed consolidated balance sheet, including data center leases related to the development of SI infrastructure, were $2.7 billion. We have subleased certain of these data center leases to commercial partners and expect to receive $0.9 billion under these noncancellable subleases through 2036. In addition to these commitments, we invested $1.0 billion in an equity offering of a public company in October 2026.
Unconditional commitments related to our operations consist primarily of obligations to purchase wafers, substrates, memory and other components and assembly, test, mark and packaging services for manufacturing. It also includes cloud compute capacity used for our internal research and development and various licenses and service agreements. Leases for our operations that have not yet commenced are expected to commence beginning in the first quarter of fiscal year 2027. Our equity investment commitments are subject to certain conditions and are expected to be funded through fiscal year 2028.
Commitments that are intended to support the development of the broader SI infrastructure and expanding access to our technologies consist of cloud compute capacity and data center leases not yet commenced, both of which are made available to third parties, as well as guarantees. Under cloud compute capacity arrangements, we commit to purchase GPU compute capacity from CSPs, either to the extent it is not placed by third-party customers, or for capacity we reserve and may sell or assign to third parties. Accordingly, our commitments represent maximum amounts, which are reduced as third-party customers pay for the capacity. We expect to assign or sublease data center leases not yet commenced to commercial partners. Our guarantees provide credit support for certain commercial partners’ lease and debt obligations and would require payment only in the event of their default. As of September 26, 2026, no commercial partner was in default and no amounts had been paid under these guarantees.
See Note 8 – Financial Instruments, Note 10 – Leases and Note 11 – Commitments and Contingencies in Part 1, Item 1 of this Form 10-Q for additional information.
We expect to fund our operations, capital expenditures, commitments and strategic activities over the next 12 months and beyond through our cash, cash equivalents, short-term investments and cash flows from operations, together with borrowing capacity under our revolving credit facility and commercial paper program, which we believe will be sufficient for these needs. We may also access the capital markets to supplement our liquidity.

Cash Flows
Our operating, investing and financing activities for the nine months ended September 26, 2026 compared to the prior year period are as described below:

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(In millions)
Net cash provided by (used in):
Net cash provided by operating activities of continuing operations	$6,523	$4,189
Net cash provided by operating activities of discontinued operations	—	920
Operating activities	6,523	5,109
Net cash used in investing activities of continuing operations	(6,415)	(3,962)
Net cash used in investing activities of discontinued operations	(243)	(30)
Investing activities	(6,658)	(3,992)
Financing activities of continuing operations	1,983	(103)
Net increase in cash, cash equivalents and restricted cash	$1,848	$1,014
Operating Activities
Our working capital cash inflows and outflows from operations are primarily cash collections from our customers, payments for inventory purchases and payments for employee-related expenditures.
Net cash provided by operating activities of continuing operations was $6.5 billion in the nine months ended September 26, 2026, primarily due to our net income of $6.1 billion, adjusted for non-cash and non-operating charges of $4.0 billion and net cash outflows of $3.6 billion from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities included a $3.5 billion increase in inventory primarily to support the continued ramp of Data Center products in advanced process technology nodes, $2.9 billion increase in accounts receivable driven primarily by higher revenue, a $2.1 billion increase in prepaid expenses and other assets primarily due to prepayments of supply agreements, partially offset by a $4.5 billion increase in accounts payable primarily due to timing of payment obligations and higher inventory purchases.
Net cash provided by operating activities of continuing operations was $4.2 billion in the nine months ended September 27, 2025, primarily due to our net income of $2.6 billion, adjusted for non-cash and non-operating charges of $3.4 billion and net cash outflows of $1.8 billion from changes in our operating assets and liabilities. The primary driver of the change in operating assets and liabilities was a $1.6 billion increase in inventory primarily to support the continued ramp of Data Center products in advanced process technology nodes. Net cash provided by operating activities of the ZT Manufacturing Business, classified as discontinued operations, was $920 million.
Investing Activities
Net cash used in investing activities of continuing operations was $6.4 billion for the nine months ended September 26, 2026, which primarily consisted of purchases of short-term investments of $6.8 billion, purchases of property and equipment of $1.8 billion, and purchases of long-term investments of $1.1 billion, partially offset by $3.4 billion of proceeds from the maturity and sale of short-term investments. Net cash used in investing activities of discontinued operations was $0.2 billion, which represents payment for customary net working capital adjustments related to the divestiture of the ZT Manufacturing Business.
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

Financing Activities
Net cash provided by financing activities of continuing operations was $2.0 billion for the nine months ended September 26, 2026, which primarily consisted of net proceeds of approximately $4.7 billion from the issuance of the August 2026 Notes partially offset by stock repurchases for tax withholding on employee equity plans of $1.8 billion, repayment of $0.9 billion aggregate principal amount of our 4.212% Senior Notes as the notes matured in September 2026.
Net cash used in financing activities of continuing operations was $103 million for the nine months ended September 27, 2025, which primarily consisted of stock repurchases pursuant to the Repurchase Program of $1.3 billion and stock repurchases for tax withholding on employee equity plans of $447 million partially offset by cash received from the issuance of senior notes of $1.5 billion. There was no net cash provided by financing activities of discontinued operations for the nine months ended September 27, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.
Long-term Investment Risk. We hold long-term investments in marketable equity securities of publicly traded companies and non-marketable equity and other securities of privately held companies. As of September 26, 2026 and December 27, 2025, the carrying value of marketable equity securities was $1.3 billion and $0.2 billion, respectively, and non-marketable equity and other securities was $1.9 billion and $1.1 billion, respectively. These investments are subject to market risks that could substantially impact their fair value. The Company regularly reviews non-marketable securities for impairment.
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
As of September 26, 2026, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting for the three months ended September 26, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a discussion of our legal proceedings, refer to Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).
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
•IT outages, data loss, data breaches and cyberattacks could disrupt operations and compromise our intellectual property or other sensitive information be costly to remediate or cause significant damage to our business, reputation, financial condition and results of operations.
•Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
•Our ability to design and introduce new products depends on the use of third-party intellectual property.
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
•Issues related to the responsible use of SI may result in reputational, competitive and financial harm and liability.
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
Competition is expected to remain intense, driven by rapid technological change, evolving standards, shifting customer preferences, product obsolescence, and frequent product launches from both established and new competitors. Some of our competitors may possess stronger market positions, larger customer bases, more design wins, and greater financial, sales, marketing, and distribution resources than us. As a result, they may be able to acquire market share or limit our ability to do so, more effectively capitalize on new market opportunities, and transition their products more efficiently than we can. Some competitors are pursuing alternative computing architectures, such as Arm, which could grow the Arm ecosystem and increase competition in consumer, commercial and data center markets, reducing demand for our products. Additionally, we may encounter competition from customers who internally develop products to support super intelligence (SI) workloads similar to those supported by our products, particularly as SI continues to advance and become integrated into the markets in which we compete. To the extent our customers develop products that compete with ours, including custom AI accelerators, and replace or reduce their reliance on our products, our competitive position may be weakened and may limit our ability to grow or maintain our market share.
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
The semiconductor industry is highly cyclical and has experienced significant downturns, often alongside constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. The growth of SI is further creating pressure on the semiconductor industry to timely design, manufacture and deliver semiconductor products and solutions to meet customer demand for computing power and SI infrastructure. We have incurred substantial losses in previous downturns, due to substantial declines in average selling prices; the cyclical nature of supply and demand imbalances in the semiconductor industry; a decline in demand for end-user products that incorporate our products; and excess inventory levels and periods of inventory adjustment. Such industry-wide fluctuations may materially adversely affect us in the future. Global economic uncertainty and weakness have in the past impacted the semiconductor market as consumers and businesses have deferred purchases, which negatively impacted demand for our products. Our financial performance has been, and may in the future be, negatively affected by these downturns.

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
Industry-wide fluctuations in the computer marketplace have materially adversely affected us in the past and may materially adversely affect us in the future. We offer products that are used in different end markets and the demand for our products can vary among our Data Center, Client, Gaming and Embedded end markets. In our Data Center segment, we offer products that are designed to be optimized for generative AI applications and since 2024, we have experienced significant demand for our accelerators. The demand for such products will in part depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications, and both the near-term and long-term trajectory of such generative AI solutions is unknown. Data center deployments may occur slower than our customers or the market anticipate. Customers may be unable to secure sufficient data center capacity and may face power and water constraints, industry-wide memory shortage and related rising prices and other supply chain bottlenecks, unfavorable developments in public perception or evolving laws and regulations related to data centers that can cause construction delays in the scheduled buildout of data centers. Since our data center business depends in part on the timing and scale of our customers’ SI infrastructure deployments, any delay or reduction in buildout resulting from these factors could impact the timing of customer adoption of our products, impede our growth strategy and could have a material adverse effect on our business, financial conditions and future growth strategy. Customers may also lack, or be unable to secure, capital to fund their required SI infrastructure and may request alternative financing or deferred‑payment arrangements from vendors and suppliers.
Our Client and Gaming segment revenue includes products sold into the consumer desktop and notebook PC segments and will depend in part on the market’s adoption of AI PCs. We are actively building SI capabilities into our Client products, such as Ryzen AI PC processors, but there can be no assurance about the rate and pace of adoption of such product offerings. In the past, revenue from the Client and Gaming segment has experienced a decline driven by, among other factors, the adoption of smaller and other form factors, increased competition and changes in replacement cycles. The success of our semi-custom SoC products in our Client and Gaming segment is dependent on securing customers for our semi-custom design pipeline and consumer market conditions, including the success of game console systems and next generation consoles for Sony and Microsoft. Semi-custom sales can be cyclical, and may decrease over time if our customers decide to not introduce new products.
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

Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products and technologies on a timely basis or that they will be well-received by our customers. Our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. Failure to successfully develop increasingly advanced technologies, including our portfolio of hardware products and software tools, or monetize our products, could impact our revenue and we may incur unanticipated liabilities. We cannot be certain that our ongoing investments in new products and technologies will be successful and will result in adoption of these product offerings at the expected rate or pace or at all. For example, as part of our pervasive AI strategy, we have a portfolio of hardware products and software tools to allow our customers to develop scalable AI solutions. We are actively building AI capabilities into our products, but there can be no assurance about the rate and pace of adoption of such product offerings. In our Data Center segment, we offer products that are designed to be optimized for generative AI applications and we have experienced significant demand for our accelerators. The demand for such products in part will depend on the extent to which our customers utilize generative AI solutions in a wide variety of applications as both the near-term and long-term trajectory of such generative AI solutions is unknown. If we fail to develop and timely offer or deploy such products and technologies, keep pace with the product offerings of our competitors, or adapt to unexpected changes in industry standards or disruptive technological innovation, our business could be adversely affected. Additionally, our efforts in developing new SI technology solutions are inherently risky and may not always succeed. If we are unable to execute on new products or business strategies, we may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while SI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.
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

The increased frequency of product transitions and expansion of our product portfolio including the introduction of system-level architectures, such as the Helios rack-scale solutions, which we develop and license for implementation by customers and their manufacturing partners heighten the challenges of managing our supply and demand and could adversely affect our revenue and inventory management. Although we supply certain products used in Helios rack-scale solutions, we do not manufacture or sell the completed Helios rack-scale solutions. The increasing frequency and complexity of newly introduced products may also result in unanticipated quality or production issues that could result in product delays. Helios rack-scale solutions also incorporate components that we do not design, manufacture or supply, including networking, memory, power, cooling, mechanical and other components, which our customers and their manufacturing partners source from third-party suppliers. If any of these third-party components are in short supply, subject to extended lead times or quality issues, or otherwise unavailable on acceptable terms, the manufacture, delivery and deployment of Helios rack-scale solutions could be delayed or limited. This could delay or reduce demand for our products used in those systems, affect the timing of our revenue, result in excess inventory or inventory write-downs, and adversely affect our business, financial condition and results of operations. In addition, we have elected and may in the future elect to support or commit to the procurement of certain third-party components to help secure supply for Helios rack-scale solutions, which could expose us to additional costs, inventory risk and other financial obligations if demand does not materialize as expected or if deployments are delayed.
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

Threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to implement adequate preventative measures against cyberattacks or to anticipate, detect, deflect, contain or recover from them in a timely or effective manner. As SI capabilities improve and are increasingly adopted, we may see more sophisticated threats created through the use of SI technology to launch more automated, targeted and coordinated cyberattacks. These attacks could be crafted with an SI tool to directly attack IT Systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of our or our customers and business partners incorporating the output of an SI tool that includes a threat, such as introducing malicious code by incorporating SI generated source code. We leverage SI tools and systems to help support our internal functions and operations. These systems are increasingly vulnerable to cybersecurity threats, which can significantly impact data security. In addition, the use of unapproved third-party SI tools by our employees, contractors and partners may result in the unauthorized exposure of Confidential Data or the misuse of our or third parties’ intellectual property. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.
Cyberattacks that breach our security measures, or those of our third-party service providers, customers or business partners, could result in any or all of the following, which individually or collectively could materially adversely affect our financial condition and competitive position; unauthorized access to, misuse or disclosure of Confidential Data (such as intellectual property, sensitive business information or personally identifiable information (PII)); reputational harm and/or diminution in our competitiveness; loss of existing and/or future customers; litigation and/or regulatory investigations or enforcement; significant remediation, restoration and compliance costs; and the diversion of management’s attention and key information technology resources. In addition, many governments have enacted and are continuing to enact strict privacy and security laws, such as the UK’s and European Union’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act, which provide for fines, penalties, and in the case of the CCPA and similar legislation, the basis for private claims for certain types of data breaches. We anticipate ongoing and increasing costs related to enhancing and implementing information security controls, including costs related to upgrading application, computer, and network security components; training workers to maintain and monitor our security controls; investigating, responding to and remediating any data security breach, and addressing any related litigation or regulatory proceedings; mitigating reputational harm; and complying with external regulations.

Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders for standard products more than 30 days prior to shipment without incurring significant fees. We base our inventory levels in part on customers’ estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is further complicated when our products are sold indirectly through downstream channel distributors and customers, as our forecasts for demand are then based on estimates provided by multiple parties throughout the downstream channel. In addition, Helios rack-scale solutions, which we develop and license for implementation by customers and their manufacturing partners heighten the challenges of managing our supply and demand and could adversely affect our revenue and inventory management. Although we supply certain products used in Helios rack-scale solutions, we do not manufacture or sell the completed Helios rack-scale solutions. Helios rack-scale solutions, depend on networking, memory, power, cooling, mechanical and other components, which our customers and their manufacturing partners source from third-party suppliers. If any of these third-party components are in short supply, subject to extended lead times or quality issues, or otherwise unavailable on acceptable terms, the manufacture, delivery and deployment of Helios rack-scale solutions could be delayed or limited. As a result, actual demand for our products may differ from our expectations or available supply, increasing the risk of mismatches between supply and demand. To the extent we fail to forecast demand and product mix accurately or are unable to increase production or secure sufficient capacity and there is a mismatch between supply and demand for our products, it could limit our ability to meet customer demand and have a material adverse effect on our business. Many of our markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. As product complexity has increased, manufacturing lead times have extended and longer production cycles, combined with short product cycles, increase the risk that customer demand for products may change between wafer order and finished good availability, which could result in significant mismatches between supply and demand. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and have an adverse effect on gross margins. Our customers may also experience a shortage of, or delay in receiving certain components to build their products, which in turn may affect the demand for or the timing of our products.
In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to a D5 Country, or to companies headquartered in or with an ultimate parent located in such D5 Country. This restriction impacts our AMD Instinct™ MI308 products. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers and we began shipping products at the end of fiscal 2025. As a result of the restriction, we incurred inventory and related charges in 2025. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. As such, our revenues and results of operations could be negatively affected. During the first half of 2026, the U.S. government granted us some export licenses authorizing us to ship our AMD Instinct MI325 products to certain China-based customers. Any MI325 products shipped to China are required by the terms of the licenses to first undergo an inspection process in the United States. As a result, any MI325 shipped under the licenses will be subject to a 25% tariff upon importation into the United States for the inspection.
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

Our ability to design and introduce new products in a timely manner depends on the use of third-party intellectual property.
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
We depend on third-party companies for the design, manufacture and supply of motherboards, graphics cards, software (e.g., BIOS, operating systems, drivers, models or tools), memory and other components that we use to design, support and sell, and our customers utilize to support and/or use our product offerings. We also rely on our AIB partners to support our products. In addition, our microprocessors are not designed to function with motherboards and chipsets designed to work with third-party microprocessors, such as Intel. If the designers, manufacturers, AIBs and suppliers of motherboards, graphics cards, software, memory and other components cease or reduce their design, quality, importation, manufacture or production of current or future products that are based on, utilized in, or support our products, or laws are adopted that result in the same, our business could be materially adversely affected.
Certain of our products will be deployed as part of integrated, rack-scale systems that include numerous third-party rack-level components and require rack integration and qualification. As a result, even if we are able to manufacture and deliver our products on time, if these other components necessary for the rack-scale systems are not available from third parties due to supply constraints or availability issues, our and our customers’ ability to build, deploy or expand such rack-scale systems could be delayed or reduced. Such constraints could reduce demand for, or delay shipments of our products, negatively affect our customer relationships and could materially adversely affect our business, financial condition and results of operations. Some failures in our products or services have been in the past and may in the future be only discovered after a product or service has been shipped or used. Further, although arrangements with component providers may contain provisions for reimbursement due to the current components failure to meet warranty, we may remain responsible to the customer for the full system and claims that may arise from the system’s failure to meet warranty obligations from time to time.
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
Products as complex as those we offer may contain defects or failures when first introduced or when new versions or enhancements to existing products are released. Certain of our products are deployed in integrated Helios rack-scale solutions that incorporate components designed, manufactured, supplied, or maintained by third parties. Defects, failures, quality issues, performance limitations, compatibility issues or other problems in such third-party components may adversely affect the performance, reliability or customer acceptance of solutions incorporating our products and may be difficult to identify, isolate or remediate. We cannot assure you that, despite our testing procedures, errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, loss of revenue, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, defending against litigation related to defective products or related liabilities, including property damage, personal injury, damage to our reputation in the industry and loss of data or intangible property, and could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect our business.
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
We market and sell our products through a global, multi-tier network of authorized distributors, resellers and OEMs. Despite programmatic controls, audits and contractual restrictions, our pricing programs may be misused, and unauthorized resellers or unauthorized resale can occur on the “gray market”. Gray market activities could result in customer satisfaction issues because any time products are purchased outside our authorized distribution channels there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or that are used products represented as new. These substandard gray market products may have higher-than-expected failure rates or lower-than-expected performance. As a result, we may face brand protection risks, reputational harm or unauthorized warranty claims. Gray market products also result in shadow inventory that is not visible to us, making it difficult to forecast demand accurately. When gray market products enter the market, we and our distribution channels compete with these heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. We also face risks of product diversion into markets subject to legal or regulatory restrictions, including exports, reexports, transfers or sales involving end users, end uses or jurisdictions restricted under applicable laws and regulations. Products acquired on the gray market or through other unauthorized channels are at higher risk of being re-sold to prohibited end-users, misused, and deployed for uses that do not align with AMD’s compliance standards. Despite our compliance programs and procedures for mitigating these risks through customer and transaction screening, distributor audits, law enforcement and NGO cooperation and export control compliance (including licensing where required), we may not fully eliminate these risks.
Climate change may have an impact on our business.
Climate change may adversely affect our business, as well as that of our suppliers and customers. Increasing frequency and severity of natural disasters and climate-related events could impact the major regions where we have operations and could disrupt our business and that of our customers and suppliers. Our headquarters and some of our operations and facilities are located in areas that are susceptible to earthquakes and tsunamis, wildfires, extreme storms, flooding, extreme heat, drought, freezing, tropical cyclones and other natural disasters. Water and energy availability and reliability in the regions where we have facilities and where our suppliers and customers have operations is important to our business. Certain natural disasters could disrupt our operations and our suppliers’ or customers’ operations, including by disrupting, the availability of energy or water necessary for the operations of our business or those of our suppliers and customers. Such disruptions could interrupt our supply chain, delay manufacturing and product shipments, lead to a loss of business and higher costs to maintain or restore operations, any of which could adversely affect our business and operating results. Supply chain delays resulting from climate change-related disruptions may lead to contractual disputes, litigation and increasing costs. Data centers depend on access to clean water and reliable energy. Customers’ ability to obtain sufficient energy capacity to meet demand is a complicated, multi-year process that involves regulatory and technical challenges. If customers cannot secure sufficient power or water, or experience outages or shortages of these resources, they may be unable to expand their data center capacity and may reduce or stop purchases from us. Such constraints could also delay or prevent data center projects that we support through leases, compute capacity commitments, guarantees and other arrangements with customers and commercial partners, which could require us to make payments under those arrangements without realizing the anticipated benefits.
Although we maintain property, casualty, and other insurance, coverage varies by type, availability and cost. Some of our policies have large deductibles and broad exclusions. Additionally, our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be significant, which could materially harm our results of operations and financial condition.
Our business and the business of our suppliers and customers may also be subject to current and future climate-related regulations, contract terms, and lawsuits. Increased regulations on carbon taxes, greenhouse gas emissions, fuel or energy taxes will likely result in greater costs, such as through carbon pricing impact on utilities or through requiring greater renewable energy purchases than otherwise planned.

Our supply chain manufacturing suppliers may incur increased costs of doing business should they be affected by new climate-related expectations such as those affecting abatement equipment, renewable energy, and/or alter production processes and materials selections. The additional compliance costs incurred by our suppliers may be passed on to us and result in greater indirect costs to us. These costs and restrictions could materially harm our business and results of operations by increasing our expenses, damaging our reputation for actual or perceived non-compliance, or requiring us to alter our operations and products. The long-term effects of climate change on the global economy and the technology industry are unclear but could be severe. Additionally, we are, or expect to be, subject to various new or proposed climate-related disclosure requirements, and we expect to incur costs and resources in order to comply. Failure to comply with such reporting obligations may result in enforcement actions, litigation or reputational harm and could have a material adverse effect on us.
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
Evolving U.S. government policy toward semiconductor exports, particularly in the context of national security and foreign policy priorities could adversely affect our business. U.S. regulations under the U.S. Treasury Department’s Outbound Investment Security Program impose restrictions on certain outbound investments by U.S. persons in foreign entities engaged in sensitive technologies, including semiconductors, artificial intelligence and quantum computing, and may prohibit or require notification of certain transactions, which could limit our ability to pursue or structure certain investments or partnerships. In October 2023, the Bureau of Industry and Security (BIS) of the United States Department of Commerce issued requirements for the export of certain advanced computing items to a party located in any of the Country Groups D1, D4 or D5, including any party with an ultimate parent headquartered in Country Group D5, including China (a D5 Country). These controls prevent us from shipping certain AMD Instinct™ integrated circuits, certain AMD EPYC™ “Venice” CPUs and certain AMD Versal™ FPGAs to China, or to customers outside of the United States who are located in D1, D4 or D5, including any party with an ultimate parent headquartered in Country Group D5, without a license.
BIS may not timely update performance-based licensing thresholds in the 2023 export requirements and/or may issue new licensing requirements and regulatory controls in the future. Accordingly, new products that exceed current licensing thresholds, or even those below current licensing thresholds, may not succeed because BIS could determine they are subject to licensing requirements. U.S. export restrictions on semiconductors and semiconductor technology to certain markets and customers, including China, negatively impact our ability to sell to these markets and customers and make it easier for domestic-based competitors to develop and sell their own solutions and reduce the need for our products. In April 2025, the U.S. government implemented a new license requirement for the export of certain semiconductor products to a D5 Country, and to companies headquartered in, or with an ultimate parent located in such D5 Country. This restriction impacts our AMD Instinct™ MI308 products. We applied for and were granted some licenses by the U.S. government that allow us to ship our MI308 products to certain China-based customers and we began shipping products at the end of fiscal 2025. As a result of the restriction, we incurred inventory and related charges in 2025. Sales of our MI308 products into China depend on customer demand, China’s import control rules and our ability to obtain licenses. In August 2025, U.S. government officials expressed an expectation that the U.S. government will receive 15% of the revenue generated from licensed MI308 sales to China. However, to date, the U.S. government has not published a regulation establishing such requirement. Any request for a percentage of the revenue by the U.S. government could subject us to litigation, increase our costs and harm our competitive position and benefit competitors that are not subject to such arrangements. During the first half of 2026, the U.S. government granted us some export licenses authorizing us to ship our AMD Instinct MI325 products to certain China-based customers. Any MI325 products shipped to China are required by the terms of the licenses to first undergo an inspection process in the United States. As a result, any MI325 shipped under the licenses will be subject to a 25% tariff upon importation into the United States for the inspection.
Future export control restrictions could adversely affect not only our ability to serve customers in China, but also customers in other markets. The United States and other countries’ export control regulations continue to focus on targeting semiconductors associated with SI, including GPUs and associated products and services, by restricting or prohibiting their unlicensed sale or supply to countries, governments, persons and entities embargoed or sanctioned by the U.S.. The United States has imposed unilateral controls restricting GPUs and associated products, and is likely to further adopt other unilateral or multilateral controls. If any new export controls targeting semiconductors associated with SI including GPUs and associated products and services are further tightened, or the classification of our products under those controls’ changes, our ability to export our technology, products or services could be further restricted, and we may be unable to sell our inventory of such products and we may further incur inventory and related charges. The scope and application of such controls have been and may continue to be broad, which may prohibit us from exporting our products to customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing and warehousing locations, or could impose other conditions that limit our ability to meet demand abroad. There is no assurance that the U.S. government will grant licenses at all or in a timely manner. Licenses obtained may be temporary or could impose onerous conditions for us or our customers. If we are not granted licenses, we may be unable to develop or offer competitive products for the China market that are not subject to licensing requirements. Limits on sales of our offerings in the China market due to export controls could impact our competitive position compared to domestic Chinese competitors and other competitors that are not subject to the same restrictions or classifications. Export controls have and may continue to encourage customers in China and other markets subject to those controls to pursue alternatives to U.S. semiconductors for their product designs to limit compliance burdens and potential impact on their product roadmaps. As such, we could lose market position and our business, operating results and financial condition could be materially adversely impacted.
Such export controls have subjected, and may in the future, subject downstream recipients of our products to additional restrictions on the use, resale, repair or transfer of our products, which may have a material adverse effect on us. New export control restrictions may adversely impact the ability of our research and development teams located outside of the United States from executing our product roadmaps in a timely manner or at all. In addition, deemed export restrictions could further affect our ability to provide services or develop products in the United States. Continued changes to export control regulations that we are subject to, or changes to their interpretation and enforcement, could result in greater compliance costs and other compliance burdens on our business and our customers. From time to time, governments provide incentives or make other investments that could benefit and give a competitive advantage to our competitors. Government incentives may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.
In January 2025, BIS issued the “AI Diffusion Rule,” which would have imposed new restrictions on the export, reexport and in-country transfer of certain advanced semiconductor devices and technology. In May 2025, BIS announced it would rescind the AI Diffusion Rule and issue replacement rules. The replacement rules may impose new restrictions on our products or operations, require new export licenses, delay shipments, or limit our ability to engage in certain business transactions to ensure regulatory compliance. Compliance with the planned or existing rules could result in increased costs, disruption of key customer and supplier relationships, loss of competitive positioning in international markets or reputational harm.

The implementation or expansion of tariffs, trade protection measures or restrictions, or retaliatory actions from foreign governments could result in lost sales and adversely impact our reputation and business. The U.S. government has imposed or proposed changes in trade policies including higher tariffs on imports into the U.S. and other trade regulations affecting commerce between the United States and countries in which we operate. Any retaliatory actions by affected countries and foreign governments could result in tariffs, trade protection measures or other restrictions imposed on our current and future products. Our customers’ costs of doing business may increase or their sales may be negatively affected. As such, customer demand for our products may decline, which could adversely impact our ability to generate revenue and result in inventory impairment changes. For instance, tariffs on hardware required for data centers could raise our customers’ costs, potentially causing them to delay or cancel SI infrastructure investments. Further, to the extent that the United States, China or other countries seek to promote products that are produced domestically or reduce their dependence on products from another country, they may implement regulations or policies that may materially impact our business. For instance, the Department of Commerce's Office of Information and Communications Technology and Services (OICTS) administers an expanding U.S. supply chain program to review and restrict transactions involving certain information and communications technology and services with a nexus to foreign adversaries such as China and Russia. Similarly, the Federal Communications Commission (FCC) administers and continues to broaden rules that restrict the authorization, importation, marketing, or use of certain communications, networking, and other technology products associated with identified national security concerns. Emerging regulations from OICTS or FCC could limit our ability to sell or support certain products or technologies, increase compliance costs, and create uncertainty for our customers and supply chain. Additionally, in 2026 China's State Council promulgated the Regulations on the Provisions of the State Council on Industrial and Supply Chain Security (Decree No. 834) and the Regulations of the People’s Republic of China on Countering Improper Extraterritorial Jurisdiction by Foreign States (Decree No. 835), which establish or expand the legal authorities and mechanisms available to Chinese powers to investigate, restrict, and impose countermeasures on foreign organizations or persons that implement, assist in implementing, or otherwise participate in certain foreign measures determined by Chinese authorities to constitute improper extraterritorial jurisdiction or to harm China's industrial and supply chain security. To the extent our compliance with U.S. export controls and other restrictions results in us, or certain entities controlled by or otherwise connected with us, becoming subject to investigations, restrictions or countermeasures under these or similar Chinese laws, we could face conflicting U.S. and Chinese legal obligations, restrictions on our operations and transactions in China, potential supply chain disruptions, and reputational harm, any of which could materially adversely affect our business, operating results, and financial condition.
We have equity interests in two joint ventures (collectively, the THATIC JV) with Higon Information Technology Co., Ltd. (THATIC), a third-party Chinese entity. In June 2019, BIS added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. Since that time, the United States administration has called for changes to domestic and foreign policy, including policies with respect to China and Russia. Specifically, United States-China trade relations remain uncertain as the United States continues to add more Chinese companies to the Entity List and introduce new regulations on advanced computing, semiconductor manufacturing, and SI, while China has imposed retaliatory tariffs. Moreover, as the U.S. government continues adding companies to the Entity List, our supply chain may be negatively impacted as we may be required to suspend purchasing from such suppliers or selling to such customers or may be otherwise unable to fulfill our contractual obligations to them. For example, in September 2025, BIS issued a new rule designating any entity that is at least 50% owned by one or more entities on the Entity List will be subject to Entity List restrictions and this rule similarly applies to entities at least 50% owned by listed “military end users” and certain sanctioned parties. In October 2025, the U.S. government announced that it planned to suspend enforcement of this new rule for one year. However, the restrictions can be reimposed at any time. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. If we were ever found to have violated these laws or similar applicable non-U.S. laws, even if the violation occurred without our knowledge, we may be subject to penalties, which could adversely affect our reputation, business, operating results and financial condition.

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
In the ordinary course of our business, there are many transactions and calculations where the ultimate income tax, indirect tax, or other tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure that the final determination of any tax audits or litigation will not be materially different from that which is reflected in historical tax provisions and accruals. If any additional taxes are assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on our cash, tax provisions and results of operations in the period or periods for which that determination is made.
We are party to litigation and may become a party to other claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.
From time to time, we are a defendant or plaintiff in various legal actions, as described in Note 11 — Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements. For example, we have been subject to certain claims concerning federal securities laws and corporate governance. Our products are purchased by and/or used by consumers, which could increase our exposure to consumer actions such as product liability claims and consumer class action claims. On occasion, we receive claims that individuals were allegedly exposed to substances used in our former semiconductor wafer manufacturing facilities and that this alleged exposure caused harm. Litigation can involve complex factual and legal questions, and its outcome is uncertain. It is possible that if a claim is successfully asserted against us, it could result in the payment of damages that could be material to our business.
With respect to intellectual property litigation, from time to time, we have been notified of, or third parties may bring or have brought, actions against us and/or against our customers based on allegations that we are infringing the intellectual property rights of others, contributing to or inducing the infringement of the intellectual property rights of others, improperly claiming ownership of intellectual property or otherwise improperly using the intellectual property of others. If any such claims are asserted, we may seek to obtain a license under the third parties’ intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. These parties may file lawsuits against us or our customers seeking damages (potentially up to and including treble damages) or an injunction against the sale of products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products or which could damage our reputation. In addition, Helios rack-scale solutions, which we develop and license for implementation by customers and their manufacturing partners, incorporate components that we do not design, manufacture or supply, including networking, memory, power, cooling, mechanical and other components. These components are sourced from third-party suppliers by our customers and their manufacturing partners. Claims that such third-party components infringe the intellectual property rights of others could result in injunctions or other restrictions on the manufacture, importation, sale or deployment of those Helios rack-scale solutions, which could delay or reduce demand for our products used in them. The award of damages, including material royalty payments, or other types of damages, or the entry of an injunction against the manufacture and sale of some or all of our products could have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time-consuming regardless of their merit, could cause delays in product release or shipment and/or could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

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
Environmental laws are complex, change frequently and tend to become more stringent over time. For example, the European Union (EU) and China are among a growing number of jurisdictions that have enacted and proposed restrictions on the use of materials in electronic products. These regulations affect AMD products. As regulations restricting materials in electronic products continue to increase around the world, there is a risk that the cost, quality and manufacturing yields of products that are subject to these restrictions may be less favorable compared to products that are not subject to such restrictions, or that the transition to compliant products may not meet customer roadmaps, or produce sudden changes in demand, which may result in excess inventory. Jurisdictions including the EU, Australia, California and China are developing or have finalized market entry or public procurement regulations for computers and servers based on ENERGY STAR and other global standards that require additional energy consumption limits. Certain of our products may be excluded from some of these markets which could materially adversely affect us. We incur costs associated with complying with these regulations including conflict minerals reporting requirements to our customers and the SEC. In addition to the SEC regulation, the EU, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Customers are increasingly seeking information about the source of minerals used in our supply chain beyond those addressed in laws and regulations. Given the complexity of mineral supply chains, we may be unable to sufficiently verify the origins of the subject minerals and thus our reputation may be harmed. Moreover, we are likely to encounter challenges to satisfy customers who require that all of the components of our products be certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products. In addition, new or increased regulations limiting the use of such components, or regulation regarding greenhouse gas emissions and climate change-related risks, could increase our energy costs, for example as a result of carbon pricing impacts on electrical utilities and/or necessitating that we purchase more renewable energy than otherwise planned. Our supply chain manufacturing suppliers may be exposed to increased cost of doing business should they be affected by new climate-related regulations, for example, affecting abatement equipment, renewable energy, and/or alter production processes and materials selections.

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
New emerging technology trends, such as SI, require us to keep pace with evolving regulations and industry standards. Given the complexity and rapid development of SI, there are various current and proposed regulatory frameworks relating to the use of SI in products and services. For example, the EU AI Act was adopted in 2024 and is being implemented in phases. In the United States, certain states, including California have enacted SI related laws, and similar legislation is being considered in other jurisdictions. Such laws and regulations may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with them. We expect that the legal and regulatory environment relating to emerging technologies such as SI will continue to develop and could increase costs and burdens to us and our customers, delay or halt deployment of new systems using our products, reduce the number of entrants and customers and create compliance risks and potential liability, all of which may have a material adverse effect on our financial condition and results of operations. Governments and courts are also considering new issues in intellectual property law with respect to works created by SI which could result in different intellectual property rights in technologies, development process and procedures, we create with SI technology, which could impact our ability to protect our technology through patent or other IP laws and could have a material adverse effect on our business. Moreover, as we expand our system-level offerings, we become subject to increasing regulatory obligations and a greater reliance on third-party design partners, which exposes us to additional regulatory and compliance risks. Any failure to comply with applicable requirements could result in litigation, fines, loss of market opportunities or damage to our reputation.
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
Issues related to the responsible use of SI may result in reputational, competitive and financial harm and liability.
We offer products that include capabilities to support SI deployment and we expect this part of our business to grow. As with many new emerging technologies, SI presents risks and challenges and increasing legal, social and ethical concerns relating to its responsible use that could affect the adoption of SI, and thus our business. Third-party misuse of SI applications, models, or solutions, or ineffective or inadequate SI development or deployment practices by us or our customers, could cause harm to individuals or society and impair the public’s acceptance of SI. Moreover, we may be subject to competitive harm, regulatory action and legal liability as a result of new and proposed legislation regulating SI, as well as new applications of existing data protection, privacy and intellectual property and other laws. Such regulations and changes thereto could cause us to incur greater compliance costs, could impact our ability to sell or the ability of our customers and users worldwide to acquire, deploy and use systems that include our SI-related products and services and reduce the number of customers, which could negatively impact our business and financial results. As there continues to be an increasing focus on risks related to SI technologies, there may be an increasing focus on regulatory restrictions that target products and services that enable or facilitate SI and that may negatively impact some of our SI-related products and services. If the SI-related products that we offer have unintended consequences, infringe intellectual property rights or rights of publicity, or are misused by our customers or are otherwise controversial due to their perceived or actual impact on human rights, privacy, cybersecurity, employment or other social, economic or political issues the public’s acceptance of SI may be impaired and this may also result in reputational, competitive and financial harm and liability to our business.
The agreements governing our notes, our guarantee of the Assumed Xilinx Notes and the Revolving Credit Agreement impose restrictions on us that may adversely affect our ability to operate our business.
The indentures governing our 3.924% Senior Notes due 2032, 4.393% Senior Notes due 2052, 4.319% Senior Notes due 2028, 4.600% Senior Notes due 2029, 5.000% Senior Notes due 2031, 5.250% Senior Notes due 2033, and 5.500% Senior Notes due 2036 contain various covenants that limit our ability to, among other things: create liens on certain assets to secure debt, enter into certain sale and leaseback transactions; and consolidate with, merge into or sell, convey or lease all or substantially all of our assets to any other person.
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

We entered into a five-year unsecured revolving credit facility in the aggregate principal amount of $5.0 billion (Revolving Credit Agreement) in May 2026 to replace our prior $3.0 billion facility. Our Revolving Credit Agreement contains various covenants which limit our ability to, among other things, incur liens; and consolidate or merge or sell our assets as an entirety or substantially as an entirety (in each case, except for certain customary exceptions). Our Revolving Credit Agreement contains provisions whereby a payment default or acceleration under certain agreements with respect to other material indebtedness would result in cross defaults and allow note holders or the lenders, as applicable, to declare outstanding amounts to be immediately due and payable. If the lenders under our Revolving Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay such borrowings. Also, we enter into sale and factoring arrangements from time to time with respect to certain accounts receivables, which arrangements are non-recourse to us in the event that an account debtor fails to pay for credit-related reasons and are not included in our indebtedness.
We may be required to satisfy financial obligations under guarantees, leases and other commercial commitments.
We have entered and may continue to enter into commercial arrangements to support our operations and anticipated growth as well as the development of the broader SI infrastructure ecosystem by our customers and commercial partners as described in Note 8 Financial Instruments, Note 10 – Leases and Note 11 – Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. These arrangements include long-term capacity purchase agreements, cloud compute capacity commitments, leases (including leases for general corporate purposes and data center leases), lease guarantees and other credit support and financing arrangements. If our customers or partners are unable to satisfy their financial obligations, obtain required financing, or otherwise perform their obligations, we may be required to fulfill those obligations or make payments under these arrangements. These obligations may arise for reasons over which we have limited or no control that may delay, limit or prevent such infrastructure development, including resource constraints, permitting delays, regulatory actions, or changes in applicable laws and regulations. As a result, we may be required to satisfy obligations or make payments under these arrangements without realizing the anticipated economic benefits, which could materially adversely affect our business, operating results, financial condition and cash flows.
For example, we have entered into agreements pursuant to which we guarantee certain partners data center lease obligations to third parties or otherwise provide credit support. Our payment obligations under these arrangements may be triggered by specified defaults or other events. Although certain agreements contain provisions intended to limit our exposure, including rights to assume, assign, or transfer the lease obligations or otherwise mitigate our obligations under the underlying arrangements, we may be unable to do so on favorable terms, in a timely manner or at all. In addition, we have entered into data center leases which we expect to assign or sublease to commercial partners. If we are unable to identify suitable commercial partners or complete such assignments or subleases on favorable terms, in a timely manner or at all, we could remain responsible for the related lease obligations and incur associated costs longer than anticipated. As a result, we may be required to make substantial payments, incur ongoing lease-related costs or assume long-term obligations. Additionally, we have commitments to make equity investments, primarily in privately held companies that develop SI and other technologies, including early-stage companies.
We have committed, and expect to continue to commit in the future, to specified levels of cloud compute capacity based on anticipated internal usage or our ability to allocate or assign such capacity to third-party customers. Under our cloud compute capacity arrangements, we committed to purchase GPU compute capacity from cloud service providers (CSPs), to the extent it is not successfully placed with third party customers, or for capacity we reserve and may sell or assign to third parties, we may be required to purchase such capacity. We may not have sufficient demand for, or the operational ability to utilize, assign or resell, all of the capacity we are committed to support or acquire. Although certain of these agreements contain provisions intended to limit our exposure, including rights to identify replacement operators in the event of the insolvency or bankruptcy of the current operator, or otherwise mitigate our obligations under the underlying arrangements, we may be unable to do so on favorable terms, in a timely manner or at all. To the extent we are entitled to share revenues generated by supported capacity, lower-than-expected demand for compute services, reduced utilization levels or pricing pressures could reduce the benefits we receive from these arrangements.

Merger, Acquisition, Divestiture, and Integration Risks
Acquisitions, joint ventures, and/or investments, and the failure to integrate acquired businesses, may fail to materialize their anticipated benefits and could disrupt our business, which could adversely affect our results of operations and financial condition.
We have acquired and invested in businesses, and may continue to do so, that offer products, services and technologies that we believe will help expand our product offerings and services and grow our business in response to changing technologies, customer demands and competitive pressures. Acquisitions and joint ventures include numerous risks including, but not limited to: our inability to identify suitable opportunities in a timely manner or on terms acceptable to us; failure to complete a transaction in a timely manner, or at all; inability to obtain, or delay in obtaining, regulatory approvals or IP disputes or other litigation; difficulty in obtaining financing on terms acceptable to us or at all; and failure of a transaction to advance our business strategy or other unforeseen factors. While we believe that our acquisitions will result in certain benefits, including certain operational synergies, accretion and cost efficiencies, and drive product innovations, achieving these anticipated benefits depends on our ability to successfully integrate the acquired businesses into our business. We cannot be certain that our acquisitions can be successfully integrated with our business in a timely manner or at all, for a variety of reasons, including, but not limited to: difficulty in integrating the technology, systems, products, policies, processes or operations; retaining and integrating the employees including key talent of the acquired business; diversion of capital and other resources, including management’s attention from our existing business; unanticipated costs or liabilities, such as increased interest expense and compliance with debt covenants or other obligations; coordinating and integrating in countries in which we have not previously operated; the potential impact of the acquisitions on our relationships with employees, vendors, suppliers and customers; our inability to effectively retain suppliers, vendors and customers of the acquired businesses; entry into geographic or business markets in which we have little or no experience; adverse changes in general economic conditions in regions in which we and the acquired companies operate; potential litigation associated with the acquisitions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and difficulties with integrating and upgrading our and the acquired companies’ financial reporting systems. If we cannot successfully integrate or are delayed in integrating newly acquired businesses, it could result in increased costs, decreases in expected revenues, diversion of management’s time and attention, negatively impact our ability to develop or sell new products and impair our ability to grow our business, which could materially adversely affect our financial conditions and operating results. Even if the businesses we acquire are successfully integrated, the benefits of such transactions may not be realized within the anticipated time frame or at all. To complete an acquisition we may issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock, and/or incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our results of operations. From time to time, we may also seek to divest or wind down portions of our business, either acquired or otherwise. Such dispositions involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all; litigation; disruption of our ongoing business and distraction of management; failure to effectively transfer liabilities, contracts, facilities and employees to buyer; continued financial obligations and unanticipated liabilities; and closing delays. For example, purchase price consideration received from divestitures can be subject to customary post-closing adjustments, and if such adjustments are material, we may be exposed to losses, which could have a material impact on our financial position and results of operations.
Moreover, we may not adequately assess the risks of new business initiatives and subsequent events may arise that alter the risks that were initially considered. Acquisitions and joint ventures may also reduce our cash available for operation and other uses which could harm our business. For example, the majority of our ATMP services are provided by the ATMP JVs, and there is no guarantee that the JVs will be able to fulfill our long-term ATMP requirements. If we are unable to meet customer demand due to fluctuating or late supply from the ATMP JVs, it could result in lost sales and have a material adverse effect on our business. We may not realize the expected benefits from the THATIC JV’s expected future performance, including the receipt of any royalties from certain licensed intellectual property. In June 2019, the BIS added certain Chinese entities to the Entity List, including THATIC and the THATIC JV. We are complying with U.S. law pertaining to the Entity List designation.

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
We maintain operations around the world, including in the United States, Canada, Europe, Australia, Latin America and Asia. We rely on third-party wafer foundries in the United States, Europe and Asia. Nearly all product assembly and final testing of our products is performed at third-party operated manufacturing facilities, in the locations of Mainland China, Malaysia and Taiwan. Our shipping services are provided by third-party subcontractors. We also have international sales operations. International sales, as a percent of net revenue, were 57% for the three months ended September 26, 2026. We expect that international sales will continue to be a significant portion of total sales in the foreseeable future. The political, legal and economic risks associated with our worldwide operations include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements and restrictions; imposition of new and increased tariffs; worsening trade relationship between the United States and China (or other countries); volatile global economic conditions, including downturns or recessions in which some competitors may become more aggressive in their pricing practices; difficulties in protecting our intellectual property; changes in immigration law and policy; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight rates; changes to macroeconomic conditions, including interest rates, inflation and recession; transportation restrictions or disruptions; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act. We engage contingent workers to help support our business. Evolving labor laws and employment practices, or difficulties managing this workforce could increase costs, disrupt our operations, result in litigation penalties or other liabilities, any of which could materially adversely affect our business, financial condition and results of operations. Changes in the public perception of the U.S. government in the regions where we operate or plan to operate could also negatively impact our business and results of operations. Geopolitical tensions, such as the Ukraine-Russia, Venezuela and Middle East conflicts, could escalate and expand, which in turn could have negative impacts on the global economy and financial markets. Also, in addition to restrictions imposed by the United States or China on exports or imports from one another, geopolitical changes between China and Taiwan could disrupt the operations of our Taiwan-based third-party wafer foundries, manufacturing facilities and subcontractors, and materially adversely affect delivery of products and our business, financial condition and/or operating results.
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
Our success depends upon our ability to attract, motivate, develop and retain numerous qualified engineering, marketing, sales, executive and other key employees. The market for qualified and skilled executives and employees in the technology industry, especially in the areas of SI and machine learning, is highly competitive. Our competitors have targeted and will continue to target individuals in our organization that have desired skills and experience. If we are unable to continue to attract, develop and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. We use share-based incentive awards to help attract, retain and motivate our executives and qualified employees. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be affected, which could harm our results of operations. If the value of our stock awards increases substantially, this could potentially create great personal wealth for our executives and key talent and affect our ability to retain our employees. Our ability to attract and retain qualified employees globally could also be impacted by changes in immigration law and policy. Any future restructuring plans may also adversely impact our ability to attract and retain key employees.
Our stock price is subject to volatility.
Our stock price has experienced price and volume fluctuations and could be subject to wide fluctuations in the future. The trading price of our stock may fluctuate widely due to various factors including: actual or anticipated fluctuations in our financial conditions and operating results; failure to meet expectations related to future growth; changes in financial estimates by us or financial estimates and ratings by securities analysts; the potential dilutive effect of the exercise of outstanding warrants, such as the warrants we have issued to OpenAI OpCo., LLC and Meta Platforms, Inc. that are exercisable for up to a combined 320 million shares of our common stock, subject to certain vesting and exercise conditions (the customer warrants); changes in our capital structure, including issuance of additional debt or equity to the public; competitive landscape; news regarding our products or products of our competitors or other actions taken by competitors; broad market industry and competitor-related fluctuations; and general economic, political and market conditions, including imposition of new or increased tariffs and other trade restrictions, interest rate changes and inflation. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees. In addition, volatility in our stock price could adversely affect our business and financing opportunities.
Volatility in our stock price may also contribute to significant volatility in our GAAP earnings. The fair value of the customer warrants is currently based primarily on our stock price as well as our estimates of the probability of the customers meeting the applicable technical and commercial conditions for vesting and exercisability. These estimates are updated quarterly with changes in the fair value reflected in our GAAP earnings. Changes in our stock price have resulted in substantial non-cash charges, and changes in our stock price or in these estimates may result in substantial non-cash gains or losses in future periods. These changes could cause our GAAP earnings to fluctuate significantly from period to period.

We have an approved Repurchase Program that authorizes repurchases of up to $14 billion of our common stock. As of September 26, 2026, $9.2 billion remained available for future stock repurchases under the Repurchase Program. The Repurchase Program does not obligate us to acquire any common stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Award Share Withholding
During the three months ended September 26, 2026, there were approximately $1.75 billion in employee taxes withheld due upon the vesting of net settled equity awards. We withheld approximately 3.5 million shares of common stock from employees in connection with such net share settlement at an average price of $498.52 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 26, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1
Third Supplemental Indenture, dated August 17, 2026, by and between Advanced Micro Devices, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to AMD’s Current Report on Form 8-K dated August 13, 2026, is hereby incorporated by reference.

4.2	Form of 2029 Note (included in Exhibit 4.1).
4.3	Form of 2031 Note (included in Exhibit 4.1).
4.4	Form of 2033 Note (included in Exhibit 4.1).
4.5	Form of 2036 Note (included in Exhibit 4.1).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

*Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MICRO DEVICES, INC.

November 3, 2026	By:	/s/ Jean Hu
	Name:	Jean Hu
	Title:	Executive Vice President, Chief Financial Officer and Treasurer Signing on behalf of the Registrant as the Principal Financial Officer